Form 10-Q
period 1996-05-04
NATURAL WONDERS INC
filed 1996-06-17
CIK 885566

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MAY 4, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    ----------------

                        Commission File Number 0-20035


                              NATURAL WONDERS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                             77-0141710
     -------------------------------             -------------------
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)              Identification No.)

                4209 TECHNOLOGY DRIVE, FREMONT, CALIFORNIA  94538
              -----------------------------------------------------
              (Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code:  510-252-9600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   X             NO
                    ---                ---

Common stock outstanding as of  June 1, 1996: 7,803,348 shares of common stock.


                                     1 of 14

                              NATURAL WONDERS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Condensed Statements of Operations                               3
          Quarters ended May 4, 1996 and April 29, 1995

          Condensed Balance Sheets                                         4
          May 4, 1996, February 3, 1996 and April 29, 1995

          Condensed Statements of Cash Flows                               5
          Quarters ended, May 4, 1996 and April 29, 1995

          Notes to Financial Statements                                    6

ITEM 2.   Management's Discussion and Analysis of                          7-10
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings - None

ITEM 2.   Changes in Securities - None

ITEM 3.   Defaults Upon Senior Securities - None

ITEM 4.   Submission of Matters to a Vote of Security Holders - None

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K                                 10

          SIGNATURE                                                        11

          Index to Exhibits                                                12-14


                                     2 of 14

                              NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                          QUARTER ENDED
                                                  ------------------------------
                                                     MAY 4,            APRIL 29,
                                                      1996               1995
                                                  ----------          ----------
Net sales                                         $   21,919          $   20,825
Cost of goods sold and
    store occupancy expenses                          16,126              16,320
                                                  ----------          ----------
    Gross Profit                                       5,793               4,505
Selling, general & administrative expenses             9,228               9,343
                                                  ----------          ----------
         Operating loss                               (3,435)             (4,838)

Interest expense                                         282                 401
Other expenses                                           135                 184
Interest and other income                               (226)               (253)
                                                  ----------          ----------
    Loss before taxes                                 (3,626)             (5,170)
Income taxes                                          (1,414)             (2,016)
                                                  ----------          ----------
         Net loss                                 $   (2,212)         $   (3,154)
                                                  ----------          ----------
                                                  ----------          ----------

         Net loss per share                       $    (0.28)         $    (0.41)


Shares used in computing
    net loss per share                                 7,792               7,642



                        See notes to financial statements


                                     3 of 14

                              NATURAL WONDERS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              MAY 4,       FEBRUARY 3,     APRIL 29,
                                                               1996           1996           1995
                                                            ----------     ----------     ----------
               ASSETS
Current Assets:
  Cash and cash equivalents                                 $    2,899     $    6,352     $    7,063
  Short-term investments                                        13,835         18,095          7,800
  Merchandise inventories                                       22,731         19,216         22,622
  Prepaid expenses and other current assets                      5,595          3,969          5,316
                                                            ----------     ----------     ----------
         Total current assets                                   45,060         47,632         42,801
Property and Equipment:
  Leasehold improvements                                        24,302         24,171         23,647
  Property and equipment under capital lease                    17,054         17,054         17,138
  Furniture, fixtures and equipment                              8,152          8,008          7,192
                                                            ----------     ----------     ----------
                                                                49,508         49,233         47,977
  Less accumulated depreciation and amortization               (21,785)       (20,282)       (16,185)
                                                            ----------     ----------     ----------
                                                                27,723         28,951         31,792
Other Assets                                                     1,371          1,381          1,229
                                                            ----------     ----------     ----------
Total Assets                                                $   74,154     $   77,964     $   75,822
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable                                    $    6,429     $    5,974     $    6,267
  Accrued compensation and related costs                         1,941          2,363          1,648
  Accrued liabilities                                            2,304          2,291          2,566
  Income taxes payable                                                            774
  Current portion of capital lease obligations                   1,972          2,077          2,213
  Current portion of long-term debt                              2,928          2,901          2,885
                                                            ----------     ----------     ----------
      Total current liabilities                                 15,574         16,380         15,579
Capital Lease Obligations                                        2,776          3,257          4,641
Long-Term debt                                                   3,380          3,715          6,316
Deferred Credits                                                 3,971          3,954          3,734
Commitments and Contingencies
Stockholders' Equity:
  Common stock, par value $.0001; authorized
  17,000,000; shares issued and outstanding
  7,803,348, 7,787,860 and 7,707,123 shares                          1              1              1
  Capital in excess of par value                                33,660         33,653         33,511
  Retained earnings                                             14,792         17,004         12,040
                                                            ----------     ----------     ----------
    Total stockholders' equity                                  48,453         50,658         45,552
                                                            ----------     ----------     ----------
Total Liabilities and Stockholders' Equity                  $   74,154     $   77,964     $   75,822
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------



                        See notes to financial statements


                                     4 of 14

                              NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   QUARTER ENDED
                                                            ----------------------------
                                                            MAY 4, 1996   APRIL 29, 1995
                                                            -----------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                $   (2,212)    $   (3,154)
    Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization                              1,503          1,493
      Change in operating assets and liabilities:
         Merchandise inventories                                (3,515)        (1,563)
         Prepaid expenses and other assets                      (1,616)        (1,998)
         Trade accounts payable                                    455          1,252
         Accrued compensation and related costs                   (422)          (266)
         Accrued liabilities                                        13           (380)
         Deferred credits                                           17            135
         Income tax payable                                       (774)        (2,540)
                                                            ----------     ----------
   Net cash used in operating activities                        (6,551)        (7,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations and debt       (894)        (1,713)
   Exercise of stock options and warrants                            7             47
                                                            ----------     ----------
   Net cash used in financing activities                          (887)        (1,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short term investments                            (800)        (2,400)
   Sales of short term investments                               5,060         11,900
   Purchases of property and equipment                            (275)          (140)
                                                            ----------     ----------
   Net cash provided by investing activities                     3,985          9,360
                                                            ----------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (3,453)           673

CASH AND CASH EQUIVALENTS:
   Beginning of year                                             6,352          6,390
                                                            ----------     ----------
   End of period                                            $    2,899     $    7,063
                                                            ----------     ----------
                                                            ----------     ----------
CASH PAID DURING PERIOD:
   Interest                                                 $      275     $      430
   Income taxes                                             $    1,239     $    2,564



                        See notes to financial statements


                                     5 of 14

                              NATURAL WONDERS, INC.

NOTES TO FINANCIAL STATEMENTS

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the quarter ended May 4, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 1997.

     This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders and Form 10K as filed with the Securities and Exchange Commission.


                                     6 of 14

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     As of May 4, 1996, Natural Wonders operated 146 stores in 36 states compared to 145 stores in 36 states as of April 29, 1995. There were no new stores opened in the first quarter of 1996 or 1995.

SALES

     During the first quarter of 1996, sales increased 5.3 % over the same period in 1995. The increase was attributable to positive comparable store sales and to a full period of sales generated from stores opened in 1995. Comparable store sales increased 1.5% in the first quarter of 1996, (for the 13 weeks ended May 4, 1996) as compared to the same period in 1995, (for the 13 weeks ended May 6, 1995). The increase occurred across most geographic regions. The average dollar amount per sales ticket increased in comparison to the first quarter of 1995.

     Management is continuing to evaluate its merchandise strategy. In 1995, the Company began implementing a strategy which included significantly editing its assortment and improving presentation. In 1996, the Company has continued to refine this strategy including testing a new store layout and testing a further reduction of the product assortment. However, there can be no assurance that these current programs or any further actions will positively impact sales.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

     Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. These costs decreased as a percentage of sales to 73.6% in the first quarter of 1996 from 78.4% in the first quarter of 1995. This decrease was primarily due to less markdowns in the first quarter of 1996 as compared to 1995. In late March of 1995, the Company initiated a clearance sale related to editing its product
assortment.   Additionally, the decrease in the percentage was partially due to the impact of the increase in comparable stores sales on store occupancy expenses and expenses associated with acquiring inventory.


                                     7 of 14

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, (SG&A), which are primarily non-occupancy store expenses and corporate overhead, decreased as a percentage of sales to 42.1% in the first quarter of 1996 from 44.9% in the first quarter of 1995. This decrease was due to the impact of the increase in comparable stores sales in 1996, and to the 1995 charge of $264,000, or 1.3% as a percentage of sales, for severance costs associated with reductions in corporate staff.

OPERATING INCOME

     As a result of the foregoing, the operating loss decreased to $3,435,000 or 15.7% of sales in the first quarter of 1996 from $4,838,000 or 23.2% of sales in the first quarter of 1995.

NET INTEREST AND OTHER EXPENSES

     Net interest and other expenses decreased to $191,000 or 0.9% of sales in the first quarter of 1996 from $332,000 or 1.6% of sales in the first quarter of 1995, primarily due to the reduction of debt.

NET INCOME (LOSS)

     As a result of the foregoing, the net loss decreased to $2,212,000 or 10.1% of sales in the first quarter of 1996 from $3,154,000 or 15.1% of sales in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital in recent years have been net cash flow from operations, and bank and equipment lease financing. Seasonal working capital requirements have been met through short-term bank borrowings.

     During the first three months of 1996, cash and cash equivalents decreased $3,453,000. This was primarily due to the first quarter loss (losses have traditionally been incurred in the first three quarters), an increase in merchandise inventories, the pay down of capital lease obligations, and payment of income taxes. Cash and cash equivalents were positively impacted by the sale of short term investments.

     Compared to the prior year, the decrease in cash and cash equivalents was primarily due to the Company's investing more diligently in interest-bearing short term investments.

     Natural Wonders' primary cash requirements have been related to capital expenditures for new stores, including construction costs and fixtures, merchandise inventory for such stores and repayment of debt. In 1996, the Company plans to open five new stores and has not determined the extent of store expansion in 1997. During 1996, cash will primarily be used for capital expenditures and merchandise inventory for new stores, repayment of debt, fixtures for existing stores, software upgrades, and to purchase inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season.


                                     8 of 14

     The Company has a credit facility agreement with a commercial bank which includes a revolving line of credit for $12,000,000 expiring on July 1, 1997. The line of credit is also available for the issuance of commercial and standby letters of credit up to $4,500,000 and $500,000 respectively. The Company has the option of choosing interest payable at a rate based on LIBOR plus 1.5%, the bank's reference rate or a rate as quoted by the bank.

     The Company believes that current cash and short-term investments together with its cash flow from operations and funds available under its credit facility agreement will be sufficient to fund the Company's operations for the next 12 months.

     The Company is required to adopt Statement of Financial Accounting Standards No. 123, (SFAS 123) "Accounting for Stock Based Compensation" in 1996. SFAS 123 establishes accounting and disclosure requirements for stock based employee compensation plans using a fair value based method. As allowed by SFAS 123, the Company plans to adopt only the disclosure requirements of SFAS 123; therefore, such adoption will have no effect on the Company's consolidated results of operations.

     The Company is required to adopt Statement of Financial Accounting Standards No. 121, (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" in 1996. The Company believes that there will not be a material effect of adopting SFAS 121 on the consolidated financial statements.

INFLATION AND SEASONALITY

     The Company does not believe that its operations have been materially affected by inflation during the three recent fiscal years or in 1996 to date. However, there is no assurance that its business will not be affected by inflation in the future.

     The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and substantially all its net earnings have been realized during the fourth quarter (which includes the November/December holiday season), and levels of sales and net earnings have been significantly lower in the first three quarters, usually resulting in losses in these quarters. If for any reason the Company's sales were to be substantially below seasonal norms during the months of November and December, the Company's annual results would be adversely affected. The Company's quarterly results of operations may fluctuate significantly as a result of comparable store sales levels, the timing of new store openings and the amount of revenue contributed by new stores.


                                     9 of 14

FUTURE RESULTS

     This report contains forward looking statements regarding, among other matters, the Company's future strategy, store opening plans, merchandising strategy and growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995.
Forward looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors. The success of the Company's operations depends upon a number of factors relating to consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.

PART II.  OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS
               A list of exhibits required to be filed as part of this report is incorporated by reference to pages 12 through 14 of this report.
          B.   REPORTS ON FORM 8-K
               No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of fiscal 1996.


                                    10 of 14

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 14, 1996
                                   NATURAL WONDERS, INC.
                                   (Registrant)



                                   /s/  Michael J. Waide
                                   ----------------------------------------
                                   Michael J. Waide,
                                   Senior Vice President, Finance,
                                   Chief Financial Officer and Secretary
                                   (Signing on behalf of the registrant and
                                   as Principal Accounting and Financial
                                   Officer)


                                    11 of 14

                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                                NUMBERED
NUMBER                             DESCRIPTION                           PAGE
- ------                             -----------                           ----


3.1    Certificate of Incorporation is incorporated by reference to
       Exhibit 3.1 of the Form 10-K for the fiscal year ended
       January 28, 1995 ("1994 Form 10-K").

3.2    Amended and Restated By-Laws is incorporated by reference to
       Exhibit 3.2 of the 1994 Form 10-K.

4.1    Reference is made to Exhibits 3.1 and 3.2.

4.2 Registration Rights Agreement dated July 20, 1990, among the Company and certain holders of Preferred Stock, Common Stock and warrants to purchase Preferred Stock is incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, Commission No. 33-46821 as filed with the Securities and Exchange Commission on March 30, 1992, (the "S-1").

10.1* Amended and Restated 1993 Omnibus Stock Plan is incorporated by reference to Exhibit 10.1 of the 1994 Form 10-K.

10.2* 1992 Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.12 of the Form 10-K for the fiscal year ended January 30, 1993 ("1992 Form 10-K").

10.3* 1993 Outside Directors Stock Option Plan is incorporated by reference to Exhibit 10.13 of the 1992 Form 10-K.

10.4 Master Lease Agreement, as amended, dated November 9, 1992, between the Company and United States Leasing Corporation is incorporated by reference to Exhibit 10.15 of the 1992
       Form 10-K.

10.5   Equipment Lease Agreement, as amended, dated November 19,
       1992, between the Company and General Electric Capital
       Corporation is incorporated by reference to Exhibit 10.17 of the 1992 Form 10-K.

10.6 Lease Agreement, dated March 2, 1993, between the Company and John W. Rooker is incorporated by reference to
       Exhibit 10.19 of the 1992 Form 10-K.

10.7 Equipment Lease Agreement, dated December 17, 1993, between the Company and BancBoston is incorporated by reference to
       Exhibit 10.21 of the Form 10-K for the fiscal year ended
       January 29, 1994, ("1993 Form 10-K).


                                    12 of 14

                                                                    SEQUENTIALLY
EXHIBIT                                                                NUMBERED
NUMBER                             DESCRIPTION                            PAGE
- ------                             -----------                            ----


10.8 Equipment Lease Agreement, dated January 24, 1994, between the Company and BancBoston is incorporated by reference to
       Exhibit 10.22 of the 1993 Form 10-K.

10.9 Master Financial Lease agreement dated June 24, 1993, between the Company and Michigan National Bank, is incorporated by reference to Exhibit 10.20 of the Form 10-Q for the quarterly period ended July 31, 1993.

10.10 Equipment Lease Agreement, dated October 1, 1993, between the Company and Oliver-Allen Corporation, Inc. is incorporated by reference to Exhibit 10.24 of the 1993 Form 10-K.

10.11 First Amendment to Lease, dated April 29, 1993, between the Company and John W. Rooker is incorporated by reference to
       Exhibit 10.28 of the 1993 Form 10-K.

10.12  Second Amendment to Lease, dated May 11, 1993, between the
       Company and John W. Rooker is incorporated by reference to
       Exhibit 10.29 of the 1993 Form 10-K.

10.13 Third Amendment to Lease, dated November 3, 1993, between the Company and John W. Rooker is incorporated by reference to Exhibit 10.30 of the 1993 Form 10-K.

10.14 Fourth Amendment to Lease, dated November 24, 1993, between the Company and John W. Rooker is incorporated by reference to Exhibit 10.31 of the 1993 Form 10-K.

10.15 Equipment Lease Agreement, dated April 19, 1994, between the Company and BancBoston is incorporated by reference to
       Exhibit 10.32 of the Form 10-Q for the quarterly period ended April 30, 1994.

10.16 Corporate Office Lease Agreement dated June 9, 1994 between the Company and the Lincoln National Life Insurance Company is incorporated by reference to Exhibit 10.33 of the Form 10-Q for the quarterly period ended July 30, 1994.

10.17 Equipment Lease Agreement, dated October 28, 1994, between the Company and Finance for Science International, Inc. is incorporated by reference to Exhibit 10.34 of the Form 10-Q for the quarterly period ended October 29, 1994.

10.18 Equipment Lease Agreement, dated December 22, 1994, between the Company and Lyon Credit Corporation is incorporated by reference to Exhibit 10.35 of the 1994 Form 10-K.


                                    13 of 14

                                                                    SEQUENTIALLY
EXHIBIT                                                                NUMBERED
NUMBER                             DESCRIPTION                           PAGE
- ------                             -----------                           ----


10.19 Equipment Lease Agreement, dated December 29, 1994, between the Company and Finance for Science International, Inc. is incorporated by reference to Exhibit 10.36 of the 1994
       Form 10-K.

10.20 Equipment Lease Agreement, dated January 25, 1995, between the Company and Lyon Credit Corporation is incorporated by reference to Exhibit 10.37 of the 1994 Form 10-K.

10.21* 401(k) Plan Adoption Agreement, effective July 1, 1994 is incorporated by reference to Exhibit 10.38 of the 1994
       Form 10-K.

10.22  Settlement Agreement, dated April 6, 1995, between the
       Company and The Nature Company is incorporated by reference to Exhibit 10.39 of the 1994 Form 10-K.

10.23* Form of Director and Officer Indemnity Agreement is incorporated by reference to Exhibit 10.40 of the 1994
       Form 10-K.

10.24 Business Loan Agreement, dated March 28, 1996 between the Company and Bank of America, National Trust and Savings Association is incorporated by reference to Exhibit 10.24 of the Form 10-K for the fiscal year ended February 3, 1996, ("1995 Form 10-K").

10.25* Employment Agreement entered into on July 6, 1995 between the Company and Michael J. Waide is incorporated by reference to Exhibit 10.25 of the 1995 Form 10-K.

11.1   Computation of Per Share Earnings.

       * Plan or agreement pursuant to which the Company's officers or directors have received compensation.


                                    14 of 14