Form 10-Q
period 1996-08-03
NATURAL WONDERS INC
filed 1996-09-16
CIK 885566

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                  FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended AUGUST 3, 1996

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        Commission File Number 0-20035


                             NATURAL WONDERS, INC.
            ______________________________________________________
            (Exact name of Registrant as specified in its charter)

               DELAWARE                             77-0141710
     _______________________________            ___________________
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)              Identification No.)

              4209 TECHNOLOGY DRIVE, FREMONT, CALIFORNIA  94538
           _______________________________________________________
           (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code:  510-252-9600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X             NO
                                 -----
Common stock outstanding as of August 31, 1996: 7,823,460 shares of common stock.


                                    1 of 12

                             NATURAL WONDERS, INC.
                                    INDEX
                                                                         Page
                                                                        Number

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Condensed Statements of Operations                               3
          Quarters and six months ended August 3, 1996
          and July 29, 1995

          Condensed Balance Sheets                                         4
          August 3, 1996, February 3, 1996 and July 29, 1995

          Condensed Statements of Cash Flows                               5
          Six months ended, August 3, 1996 and July 29, 1995

          Notes to Financial Statements                                    6

ITEM 2.   Management's Discussion and Analysis of                          7-10
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings - None

ITEM 2.   Changes in Securities - None

ITEM 3.   Defaults Upon Senior Securities - None

ITEM 4.   Submission of Matters to a Vote of Security Holders             11

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K                                11

          SIGNATURE                                                       12



                                    2 of 12

                             NATURAL WONDERS, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                     (Dollars in thousands except per share data)
                                  (Unaudited)


                                                   QUARTER ENDED                  SIX MONTHS ENDED
                                              -----------------------        --------------------------
                                              AUGUST 3,      JULY 29,        AUGUST 3,         JULY 29,
                                                1996           1995            1996             1995
                                              --------       --------        --------         --------
Net sales                                    $  25,954      $  25,474       $  47,873        $  46,299
Cost of goods sold and
    store occupancy expenses                    18,349         17,879          34,475           34,199
                                              --------       --------        --------         --------
    Gross margin                                 7,605          7,595          13,398           12,100

Selling, general & administrative expenses       9,514          9,245          18,742           18,588
                                              --------       --------        --------         --------
    Operating loss                              (1,909)        (1,650)         (5,344)          (6,488)

Interest expense                                   242            381             523              782
Other expenses                                     129            332             265              517
Interest and other income                         (174)          (158)           (400)            (412)
                                              --------       --------        --------         --------
    Loss before taxes                           (2,106)        (2,205)         (5,732)          (7,375)
Income taxes                                      (821)          (860)         (2,235)          (2,876)
                                              --------       --------        --------         --------
    Net loss                                $   (1,285)     $  (1,345)       $ (3,497)        $ (4,499)
                                              --------       --------        --------         --------
                                              --------       --------        --------         --------

    Net loss per share                      $    (0.16)      $  (0.17)       $  (0.45)        $  (0.59)


Shares used in computing
    net loss per share                           7,810          7,732           7,801            7,687




                                              See notes to financial statements

                                    3 of 12

                                                NATURAL WONDERS, INC.
                                              CONDENSED BALANCE SHEETS
                                               (Dollars in thousands)
                                                    (Unaudited)

                                                           AUGUST 3,      FEBRUARY 3,       JULY 29,
                                                              1996           1996             1995
                                                           ---------      -----------      ----------
                   ASSETS
Current Assets:
    Cash and cash equivalents                              $  6,341       $   6,352        $  10,709
    Short-term investments                                    8,835          18,095            6,450
    Merchandise inventories                                  19,849          19,216           17,762
    Prepaid expenses and other current assets                 6,301           3,969            6,035
                                                           ---------      -----------        --------
    Total current assets                                     41,326          47,632           40,956
Property and Equipment:
    Leasehold improvements                                   24,584          24,171           24,025
    Property and equipment under capital lease               17,054          17,054           17,068
    Furniture, fixtures and equipment                         8,571           8,008            7,555
                                                           ---------      -----------        --------
                                                             50,209          49,233           48,648
    Less accumulated depreciation and amortization          (23,296)        (20,282)         (17,680)
                                                           ---------      -----------        --------
                                                             26,913          28,951           30,968
Other Assets                                                  1,361           1,381            1,223
                                                           ---------      -----------        --------
Total Assets                                              $  69,600       $  77,964        $  73,147
                                                           ---------      -----------        --------
                                                           ---------      -----------        --------


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Trade accounts payable                                 $  4,219        $  5,974         $  5,184
    Accrued compensation and related costs                    2,392           2,363            2,038
    Accrued liabilities                                       2,475           2,291            2,434
    Income taxes payable                                                        774
    Current portion of capital lease obligations              1,868           2,077            2,313
    Current portion of long-term debt                         2,079           2,901            2,912
                                                            ---------      -----------       --------
             Total current liabilities                       13,033          16,380           14,881
Capital Lease Obligations                                     2,293           3,257            4,166
Long-Term debt                                                3,069           3,715            6,001
Deferred Credits                                              3,989           3,954            3,791
Commitments and Contingencies
Stockholders' Equity:
    Common stock, par value $.0001; authorized
    17,000,000; shares issued and outstanding
    7,820,860, 7,787,860 and 7,754,652 shares                     1               1                1
    Capital in excess of par value                           33,708          33,653           33,612
    Retained earnings                                        13,507          17,004           10,695
                                                            ---------      -----------       --------
    Total stockholders' equity                               47,216          50,658           44,308
                                                            ---------      -----------       --------
Total Liabilities and Stockholders' Equity                 $ 69,600        $ 77,964         $ 73,147
                                                            ---------      -----------       --------
                                                            ---------      -----------       --------


                                              See notes to financial statements

                                   4 of 12

                               NATURAL WONDERS, INC.
                        CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                SIX MONTHS ENDED
                                                         -------------------------------
                                                         AUGUST 3, 1996    JULY 29, 1995
                                                         --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                $  (3,497)     $  (4,499)
    Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization                             3,014          2,988
      Change in operating assets and liabilities:
         Merchandise inventories                                 (633)         3,297
         Prepaid expenses and other assets                     (2,312)        (2,712)
         Trade accounts payable                                (1,755)           169
         Accrued compensation and related costs                    29            125
         Accrued liabilities                                      184           (524)
         Deferred credits                                          35            192
         Income tax payable                                      (774)        (2,528)
                                                             ----------    ----------
  Net cash used in operating activities                        (5,709)        (3,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                                224
   Principal payments on capital lease obligations and debt    (2,641)        (2,600)
   Exercise of stock options and warrants                          55            148
                                                             ----------    ----------
   Net cash used in financing activities                       (2,586)        (2,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short term investments                         (3,300)        (3,400)
   Sales of short term investments                             12,560         14,250
   Purchases of property and equipment                           (976)          (811)
                                                             ----------    ----------
   Net cash provided by investing activities                    8,284         10,039

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (11)         4,319

CASH AND CASH EQUIVALENTS:
   Beginning of year                                            6,352          6,390
                                                             ----------    ----------
   End of period                                             $  6,341      $  10,709
                                                             ----------    ----------

CASH PAID DURING PERIOD:
   Interest                                                    $  526         $  811
   Income taxes                                                $  993       $  2,564



          See notes to financial statements


                                    5 of 12

                             NATURAL WONDERS, INC.

NOTES TO FINANCIAL STATEMENTS

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the quarter ended August 3, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 1997.

     This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders and Form 10K as filed with the Securities and Exchange Commission.































                                    6 of 12

PART I.   FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     As of August 3, 1996, Natural Wonders operated 146 stores in 36 states compared to 147 stores in 36 states as of July 29, 1995. In the first six months of 1996, no new stores were opened as compared to 2 new stores in the first six months of fiscal 1995.

SALES

     During the second quarter and first six months of 1996, sales increased 1.9% and 3.4%, respectively, over the same periods in 1995. The increase was attributable to positive comparable store sales and to a full period of sales generated from stores opened in 1995, offset in part by the closure of two stores in the fourth quarter of 1995.

     Comparable store sales increased 0.6% in the second quarter of 1996 and increased 1.0% in the first six months of 1996, (for the 13 and 26 weeks ended August 3, 1996) as compared to the same period in 1995, (for the 13 and 26 weeks ended August 5, 1995). The increase occurred in most geographic regions. For the second quarter and the first six months of 1996, the average dollar amount per sales ticket and new products as a percentage of sales increased.

     In 1995, the Company began implementing a strategy which included significantly editing its product assortment and improving presentation of products in stores. In 1996, the Company has continued to refine this strategy including testing a new store layout and testing a further reduction of the product assortment. However, there can be no assurance that these current programs or any further actions will positively impact sales.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

     Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. These costs increased slightly as a percentage of sales in the second quarter of 1996. Improved mark-up on new product sales was offset by timing differences on clearance related sales. For the first six months of 1996, these costs decreased as a percentage of sales due primarily to better product mark-up.







                                    7 of 12

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs increased to 36.7% in the second quarter of 1996 from 36.3% in the second quarter of 1995 and decreased to 39.1% in the first six months of 1996 from 40.1% in the first six months of 1995. The increase in the costs as a percentage of sales in the second quarter was primarily due to incentive compensation which is accrued based on meeting certain earnings targets, but is dependent on year-end results. The decrease in the costs as a percentage of sales in the first six months compared to the prior year was due to the impact of the increase in comparable stores sales in 1996, and to the 1995 charge of $288,000, or 0.6% as a percentage of sales, for severance costs associated with reductions in corporate staff.

OPERATING INCOME

     As a result of the foregoing, the operating loss was $1,909,000 or 7.4% of sales in the second quarter of 1996 versus $1,650,000 or 6.5% of sales in the second quarter of 1995. For the first six months of 1996, the operating loss was $5,344,000 or 11.2% of sales compared to an operating loss of $6,488,000 or 14.0% of sales in the first six months of 1995.

NET INTEREST AND OTHER EXPENSES

     Net interest and other expenses decreased to 0.8% of sales in the second quarter of 1996 from 2.2% of sales in the second quarter of 1995 and decreased to 0.8% of sales in the first six months of 1996 from 1.9% of sales in the first six months of 1995. This was primarily due to the reduction of debt and other expenses associated with equipment lease financing.

NET  LOSS

     As a result of the foregoing, the net loss decreased to $1,285,000 or 4.9% of sales in the second quarter of 1996 from $1,345,000 or 5.3% of sales in the second quarter of 1995. For the first six months of 1996, the net loss decreased to $3,497,000 or 7.3% of sales compared to $4,499,000 or 9.7% of sales in the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's primary sources of capital in recent years have been net cash flow from operations and bank and equipment lease financing. Seasonal working capital requirements have been met through short-term bank borrowings.

     During the first six months of 1996, cash and cash equivalents remained relatively unchanged. Reductions due to seasonal losses, (losses in the first three quarters of the fiscal year have been traditional for a seasonal gift business such as ours), and the pay down of capital lease obligations were substantially offset by the sale of short term investments.




                                    8 of 12

     Compared to the prior year, the decrease in cash and cash equivalents was primarily due to the Company's investing more diligently in interest-bearing short term investments and to an increase in merchandise inventories while paying down over $6,000,000 in long term debt and capital lease obligations.

     During the remainder of 1996, the Company plans to open five new stores and has not determined the extent of store expansion in 1997. During the remainder of 1996, cash will primarily be used for capital expenditures and merchandise inventory for new stores, repayment of debt, fixtures for existing stores, software upgrades, and to purchase inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season.

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

     The Company believes that current cash and short-term investments together with its cash flow from operations and funds available under its credit facility agreement will be sufficient to fund the Company's operations at least for the next 12 months.


INFLATION AND SEASONALITY
- -------------------------

     The Company does not believe that its operations have been materially affected by inflation during the three recent fiscal years or in 1996 to date. However, there is no assurance that its business will not be affected by inflation in the future.

     The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and substantially all its net earnings have been realized during the fourth quarter (which includes the November/December holiday season), and levels of sales and net earnings have been comparatively lower in the first three quarters, usually resulting in losses in these quarters. If for any reason the Company's sales were to be substantially below seasonal norms during the months of November and December, the Company's annual results would be adversely affected. The Company's quarterly results of operations may fluctuate significantly as a result of comparable store sales levels, the timing of new store openings and the amount of revenue contributed by new stores.









                                    9 of 12

FUTURE RESULTS
- --------------

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






























                                    10 of 12

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on June 5, 1996 at its principal offices in Fremont, California. Of the shares outstanding as of the record date, 7,374,004 shares were present at the meeting or represented by proxies, representing approximately 94.6% of the total votes eligible to be cast.

     At the meeting, the stockholders voted to elect two (2) Class III directors of the Company to serve for a three-year term and until their successors are duly elected and qualified. The name of each Class III director elected at the Annual Meeting and the votes cast with respect to each such individual are set forth below.


                                      For                 Withheld
                                   ---------              ---------
Kathleen M. Chatfield              7,296,384               77,620

Pearson C. Cummin III              7,288,773               85,231

          The following Class I directors continued to hold office:
          Arthur S. Berliner*, Robert S. Rubenstein

          The following Class II directors continued to hold office:
          Julius Jensen III

          * Resigned as of August 12, 1996

The Company's shareholders also voted to approve the following:

     - To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending February 1, 1997. There were 7,360,461 affirmative votes, 5,680 negative votes and 7,863 abstentions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          Exhibit 11.1   Computation of Per Share Loss

     B.   REPORTS ON FORM 8-K
          No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of fiscal 1996.




                                    11 of 12

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 13, 1996
                               NATURAL WONDERS, INC.
                                (Registrant)



                                /s/ Michael J. Waide
                                _____________________________
                                Michael J. Waide,
                                Senior Vice President, Finance,
                                Chief Financial Officer and Corporate Secretary (Signing on behalf of the registrant and as Principal Accounting and Financial Officer)


























                                    12 of 12