Form 10-Q
period 1996-11-02
NATURAL WONDERS INC
filed 1996-12-16
CIK 885566

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended NOVEMBER 2, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        Commission File Number 0-20035


                              NATURAL WONDERS, INC.
             ______________________________________________________
             (Exact name of Registrant as specified in its charter)

               DELAWARE                                 77-0141710
     _______________________________               ___________________
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                  Identification No.)

                4209 TECHNOLOGY DRIVE, FREMONT, CALIFORNIA  94538
          ______________________________________________________________
               (Address of principle executive offices)     (Zip code)

Registrant's telephone number, including area code:  510-252-9600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   X             NO
                   -----              -----

Common stock outstanding as of November 30, 1996: 7,965,252 shares of common stock.


                                     1 of 12

                              NATURAL WONDERS, INC.
                                      INDEX
                                                                        Page
                                                                       Number

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Condensed Statements of Operations                            3
          Quarters and nine months ended November 2, 1996
          and October 28, 1995

          Condensed Balance Sheets                                      4
          November 2, 1996, February 3, 1996 and October 28, 1995

          Condensed Statements of Cash Flows                            5
          Nine months ended, November 2, 1996 and October 28, 1995

          Notes to Financial Statements                                 6

ITEM 2.   Management's Discussion and Analysis of                       7-10
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings -- None

ITEM 2.   Changes in Securities -- None

ITEM 3.   Defaults Upon Senior Securities -- None

ITEM 4.   Submission of Matters to a Vote of Security Holders -- None

ITEM 5.   Other Information -- None

ITEM 6.   Exhibits and Reports on Form 8-K                              11

          SIGNATURE                                                     12


                                     2 of 12

                              NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                       (In thousands except per share data)
                                   (Unaudited)

                                                 QUARTER ENDED            NINE MONTHS ENDED
                                             ----------------------   -------------------------
                                            NOVEMBER 2,  OCTOBER 28,   NOVEMBER 2,   OCTOBER 28,
                                              1996          1995          1996           1995
                                            ----------   ----------   -----------    -----------
Net sales                                    $  22,896    $  22,649   $  70,768       $  68,948
Cost of goods sold and
  store occupancy expenses                      16,135       16,351      50,608          50,549
                                             ---------    ---------   ---------       ---------
  Gross margin                                   6,761        6,298      20,160          18,399
Selling, general & administrative expenses       9,706        9,290      28,449          27,878
                                             ---------    ---------   ---------       ---------
      Operating loss                            (2,945)      (2,992)     (8,289)         (9,479)

Interest expense                                   208          337         731           1,119
Other expenses                                     115           93         380             610
Interest and other income                         (120)        (196)       (520)           (608)
                                             ---------    ---------   ---------       ---------
  Loss before taxes                             (3,148)      (3,226)     (8,880)        (10,600)
Income taxes                                    (1,228)      (1,258)     (3,463)         (4,134)
                                             ---------    ---------   ---------       ---------
      Net loss                               $  (1,920)   $  (1,968)  $  (5,417)      $  (6,466)
                                             ---------    ---------   ---------       ---------
                                             ---------    ---------   ---------       ---------
      Net loss per share                      $  (0.24)    $  (0.25)   $  (0.69)       $  (0.84)


Shares used in computing
  net loss per share                             7,878        7,755       7,830           7,712

                             See notes to financial statements


                                    3 of 12

                              NATURAL WONDERS, INC.
                            CONDENSED BALANCE SHEETS
                              (Dollars in thousands)
                                   (Unaudited)

                                                     NOVEMBER 2,   FEBRUARY 3,  OCTOBER 28,
                                                        1996          1996         1995
                                                     -----------   ----------   -----------
                                   ASSETS
Current Assets:
    Cash and cash equivalents                          $   3,010     $  6,352    $  4,486
    Short-term investments                                             18,095         200
    Merchandise inventories                               41,882       19,216      38,499
    Prepaid expenses and other current assets              7,739        3,969       7,351
                                                       ---------     --------   ---------
        Total current assets                              52,631       47,632      50,536
Property and Equipment:
    Leasehold improvements                                24,982       24,171      24,171
    Property and equipment under capital lease            17,054       17,054      17,067
    Furniture, fixtures and equipment                      9,378        8,008       7,885
                                                       ---------     --------   ---------
                                                          51,414       49,233      49,123
    Less accumulated depreciation and amortization       (24,827)     (20,282)    (19,187)
                                                       ---------     --------   ---------
                                                          26,587       28,951      29,936
Other Assets                                               1,356        1,381       1,217
                                                       ---------     --------   ---------
Total Assets                                           $  80,574    $  77,964   $  81,689
                                                       ---------     --------   ---------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Trade accounts payable                             $  12,924     $  5,974   $  17,685
    Accrued compensation and related costs                 2,075        2,363       1,664
    Accrued liabilities                                    2,984        2,291       2,377
    Short-term borrowings                                  4,500
    Income taxes payable                                                  774
    Current portion of capital lease obligations           1,788        2,077       2,184
    Current portion of long-term debt                      2,071        2,901       2,849
                                                       ---------     --------    --------
        Total current liabilities                         26,342       16,380      26,759
Capital Lease Obligations                                  1,837        3,257       3,743
Long-Term debt                                             2,758        3,715       4,925
Deferred Credits                                           3,970        3,954       3,920
Commitments and Contingencies
Stockholders' Equity:
    Common stock, par value $.0001; authorized
    17,000,000; shares issued and outstanding
    7,958,752, 7,787,860 and 7,756,568 shares                  1            1           1
    Capital in excess of par value                        34,079       33,653      33,613
    Retained earnings                                     11,587       17,004       8,728
                                                       ---------     --------   ---------
        Total stockholders' equity                        45,667       50,658      42,342
                                                       ---------     --------   ---------
Total Liabilities and Stockholders' Equity             $  80,574    $  77,964   $  81,689
                                                       ---------     --------   ---------

                       See notes to financial statements

                                   4 of 12

                              NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                NINE MONTHS ENDED
                                                    -----------------------------------------
                                                     NOVEMBER 2, 1996        OCTOBER 28, 1995
                                                    ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                              $  (5,417)            $  (6,466)
    Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization                           4,545                 4,495
      Change in operating assets and liabilities:
         Merchandise inventories                            (22,666)              (17,440)
         Prepaid expenses and other assets                   (3,745)               (4,022)
         Trade accounts payable                               6,950                12,670
         Accrued compensation and related costs                (288)                 (249)
         Accrued liabilities                                    693                  (569)
         Deferred credits                                        16                   321
         Income tax payable                                    (774)               (2,540)
                                                           --------              --------
  Net cash used in operating activities                     (20,686)              (13,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short term borrowings                        4,500
   Principal payments on capital lease obligations and debt  (3,496)               (4,291)
   Proceeds from issuance of debt                                                     224
   Net proceeds from sales of common stock                       22                    32
   Exercise of stock options and warrants                       404                   117
                                                           --------              --------
   Net cash provided by (used in) financing activities        1,430                (3,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short term investments                       (5,150)               (2,418)
   Sales of short term investments                           23,245                19,518
   Purchases of property and equipment                       (2,181)               (1,286)
                                                           --------              --------
   Net cash provided by investing activities                 15,914                15,814

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (3,342)               (1,904)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                          6,352                 6,390
   End of period                                           $  3,010              $  4,486
                                                           --------              --------
                                                           --------              --------
CASH PAID DURING PERIOD:
   Interest                                                $    708              $  1,158
   Income taxes                                            $    971              $  2,585

                       See notes to financial statements

                                   5 of 12

                              NATURAL WONDERS, INC.

NOTES TO FINANCIAL STATEMENTS

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the quarter ended November 2, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 1, 1997.

   This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders and Form 10-K as filed with the Securities and Exchange Commission.


                                     6 of 12

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     As of November 2, 1996, Natural Wonders operated 150 stores in 36 states compared to 147 stores in 36 states as of October 28, 1995. In the first nine months of fiscal 1996, four new stores were opened as compared to two new stores in the first nine months of fiscal 1995.

SALES

     During the third quarter and first nine months of 1996, sales increased 1.1% and 2.6%, respectively, over the same periods in 1995. The increase was attributable to new stores and to a full period of sales generated from stores opened in 1995, offset in part by the closure of two stores in the fourth quarter of 1995.

     Comparable store sales decreased 0.9% in the third quarter of 1996 and increased 0.4% in the first nine months of 1996, (for the 13 and 39 weeks ended November 2, 1996) as compared to the same periods in 1995, (for the 13 and 39 weeks ended November 4, 1995). In the third quarter, the majority of geographic regions experienced positive comparable store sales increases, which were offset slightly by decreases primarily in the midwest and northeast. For the third quarter and the first nine months of 1996, the average dollar amount per sales ticket and new products as a percentage of sales increased.

     In 1995, the Company began implementing a strategy that included significantly editing its product assortment and improving presentation of products in stores. In 1996, the Company has continued to refine this strategy including testing a new store layout and testing a further reduction of the product assortment. However, there can be no assurance that these current programs or any further actions will positively impact sales.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

     Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. As a percentage of sales, these costs decreased in the third quarter and the first nine months of 1996 as compared to the same periods in 1995. The decrease was primarily due to higher product mark-up attributable to both mix of product and costs.

                                     7 of 12

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs increased to 42.4% in the third quarter of 1996 from 41.0% in the third quarter of 1995. The increase in the costs as a percentage of sales in the third quarter was primarily due to marketing costs and the timing of expenditures for visual presentation costs.

     As a percentage of sales, SG&A decreased to 40.2% in the first nine months of 1996 from 40.4% in the first nine months of 1995. The decrease in the costs as a percentage of sales in the first nine months compared to the prior year was due to the 1995 charge of $288,000, or 0.4% as a percentage of sales, for severance costs associated with reductions in corporate staff. Excluding the charge for severance costs, SG&A increased as a percentage of sales in the first nine months compared to the prior year due primarily to charges for incentive compensation which are accrued based on meeting certain earnings targets, but is dependent on year-end results.

OPERATING INCOME

     As a result of the foregoing, the operating loss was $2,945,000 or 12.9% of sales in the third quarter of 1996 versus $2,992,000 or 13.2% of sales in the third quarter of 1995. For the first nine months of 1996, the operating loss was $8,289,000 or 11.7% of sales compared to an operating loss of $9,479,000 or 13.7% of sales in the first nine months of 1995.

NET INTEREST AND OTHER EXPENSES

     Net interest and other expenses decreased to 0.9% of sales in the third quarter of 1996 from 1.0% of sales in the third quarter of 1995 and decreased to 0.8% of sales in the first nine months of 1996 from 1.6% of sales in the first nine months of 1995. This was primarily due to the reduction of debt and other expenses associated with equipment lease financing.

NET LOSS

     As a result of the foregoing, the net loss decreased to $1,920,000 or 8.4% of sales in the third quarter of 1996 from $1,968,000 or 8.7% of sales in the third quarter of 1995. For the first nine months of 1996, the net loss decreased to $5,417,000 or 7.7% of sales compared to $6,466,000 or 9.4% of sales in the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital in recent years have been net cash flow from operations and bank and equipment lease financing. Seasonal working capital requirements have been met through short-term bank borrowings.

                                     8 of 12

     During the first nine months of 1996, cash and cash equivalents decreased $3,342,000. This was mainly due to cash used in operating activities, primarily for off season losses (generally incurred in the first three quarters), and seasonal merchandise build-up. Additionally, cash was used to pay down capital lease obligations and other debt. Cash and cash equivalents were positively impacted by short-term borrowings on the Company's revolving line of credit and the sale of short-term investments. Typically, excess cash has been invested in short-term investments after the holiday season and liquidated during the first three quarters to meet capital asset and seasonal inventory requirements.

     Compared to the prior year, the decrease in cash and cash equivalents was primarily due to an increase in merchandise inventories and a decrease in accounts payable due to the use of more import vendors who require earlier payment through letters of credit. As a result, short-term borrowings were required on the Company's revolving line of credit.

     In the first week of November 1996, the Company opened one more new store and one temporary store, and has not yet determined the extent of store expansion in 1997. During the remainder of 1996, cash will primarily be used to purchase inventory for the peak holiday selling season, repayment of debt and capital expenditures for new stores.

     The Company has a credit facility agreement with a commercial bank which includes a revolving line of credit for $12,000,000 expiring on July 1, 1997. Within this line, commercial and standby letters of credit are available up to $4,500,000 and $500,000 respectively. As of November 2, 1996, amounts borrowed under the revolving line of credit were $4,500,000 and letters of credit outstanding were $1,491,000. The Company has the option of choosing interest payable at a rate based on LIBOR plus 1.5%, the bank's reference rate or a rate as quoted by the bank.

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

                                   10 of 12

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

          Exhibit 11.1   Computation of Per Share Net Loss

     B.   REPORTS ON FORM 8-K

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of fiscal 1996.

                                    11 of 12

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 13, 1996
                                NATURAL WONDERS, INC.
                                   (Registrant)



                                /s/ Michael J. Waide
                                _________________________________
                                Michael J. Waide,
                                Senior Vice President, Finance,
                                Chief Financial Officer and Corporate Secretary (Signing on behalf of the registrant and as Principal Accounting and Financial Officer)

                                    12 of 12