Form 10-K
period 1997-02-01
NATURAL WONDERS INC
filed 1997-04-17
CIK 885566

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended FEBRUARY 1, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
------------------------ to
------------------------

Commission file number: 0-20035
                            ------------------------

                             NATURAL WONDERS, INC.

             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        77-0141610
        State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization                         Identification No.)

  4209 TECHNOLOGY DRIVE, FREMONT, CALIFORNIA                          94538
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code    (510) 252-9600

Securities registered pursuant to Section 12(b) of the Act:    NONE

Securities registered pursuant to section 12(g) of the Act:   COMMON STOCK, PAR
                                                              VALUE $.0001

                                                  (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. NO _____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and ask prices of the Registrant's Common Stock as reported on NASDAQ on March 31, 1997 was $25,400,800. The number of shares of Common Stock, with $.0001 par value, outstanding on March 31, 1997 was 7,987,846 shares.

    Documents incorporated by reference:

    Items 5, 6, 7 and 8 of Part II are incorporated by reference from the Company's 1996 Annual Report to Stockholders. A portion of Item 10 and Items 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders, to be held May 23, 1997. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before April 18, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Natural Wonders is a specialty gift retailer of unique and affordable family gifts inspired by the wonders of science and nature. The Company's merchandise assortment includes telescopes, mineral carvings, globes, personal care, bird feeders, ceramics, wind chimes, and a variety of interactive toys and games. Natural Wonders' merchandise is moderately priced and appeals to consumers' appreciation of the wonders of the world. Target customers are predominantly well educated, middle income families (adults ages 25 and up and children ages 6 to 12).

    Natural Wonders was incorporated in California on December 12, 1986 and reincorporated in Delaware on October 27, 1994. The Company operated 151 stores in 36 states at the end of fiscal 1996. The Company opened five stores in fiscal 1996. In March 1997 the Company entered into an agreement to acquire 12 stores through an asset purchase agreement, and intends to open approximately ten additional stores in 1997.

PRODUCTS AND MERCHANDISING

    During fiscal 1996, the typical Natural Wonders' store stocked a range of 2,000 to 2,800 different stock keeping units ("SKU's"). Specific quantities of merchandise are allocated according to the requirements of individual stores based upon a merchandise classification planning system. While items are offered in a wide range of price points, a majority are priced below $25.00.

    Following is a description of the Company's merchandise assortment by product category:

    KIDS & DISCOVERY Educational and interactive toys and games: small bean bag plush animals, ant farms, star gazers, plush puppets, flow-motion and kinetic sculpture products.

    HOME Kaleidoscopes, oil-burning lamps, sculptures, ceramics, personal care, home decorative and fragrance and collectables.

    GARDEN/BACKYARD Wind chimes, bird houses, bird feeders, herb nurseries, sundials and planting accessories such as watering cans and gardening hats.

    APPAREL  T-shirts, sweatshirts, and hats.

    GEOLOGY Agate boxes and bookends, sandstone coasters, jade vases, carved mineral figurines, spheres, and mineral games.

    OUTDOOR  Telescopes, binoculars, camping tools, compasses and thermometers.

    MUSIC AND VIDEO Compact discs and cassette tapes including instrumental New Age music or environmental sounds and World music, videotape selections featuring nature and science and computer animated subjects, and folkdance.

    JEWELRY  Earrings and necklaces.

    BOOKS Educational, pictorial, activity and instructional books for adults and children.

    OFFICE  Note cards, journals, hi-tech desk accessories, and globes.

    Natural Wonders' merchandise organization includes a product development team, consisting of senior product development managers and a buying support team, and merchandise planners. The Company currently purchases merchandise from over 650 vendors. These vendors include artisans, craftsmen and importers, as well as larger manufacturers and distributors. In fiscal 1996, no one vendor accounted for more than 5% of the Company's merchandise purchases.

MARKETING

    Natural Wonders' marketing strategy is to create a store atmosphere which inspires curiosity, fun and interest for its customers. The Company has recently implemented a new branding strategy which includes a new logo as well as new signage, packaging, and a new store prototype. Additionally, the Company has created a new customer database which will enable the Company to engage in special promotional and marketing programs.

    STORE ENVIRONMENT. Natural Wonders' stores are well-lighted with glass storefronts designed to be visible and appealing from a distance. Inside the store, customers find a hands-on environment where they are encouraged to pick up and explore different products. The store environment is enhanced by New Age music or environmental sounds played to demonstrate Natural Wonders' compact disc and cassette tape offerings. A color monitor displays videotapes depicting nature and science themes from Natural Wonders' video collection.

    CUSTOMER SERVICE. The products that the Company sells are often enhanced by explanation, demonstration or story-telling. The Company seeks to offer knowledgeable and enthusiastic customer service supported by creative packaging and signage. Store personnel receive comprehensive in-house product and sales instruction administered by field personnel and are trained to engage customers in the fun and fascination of Natural Wonders' products.

    PROMOTIONAL ACTIVITIES. The Company conducts select promotional and public relations activities as well as customer loyalty programs designed to promote repeat business.

DISTRIBUTION

    Natural Wonders' merchandise distribution strategy is to process a major portion of its merchandise through a centralized facility. Pre-ticketed merchandise received from suppliers at this facility is inspected and warehoused for distribution to all stores. Orders are picked and shipped to the stores on a weekly basis throughout most of the year. During preparation for the holiday selling season, merchandise is shipped more frequently. The Company primarily uses common carriers to ship merchandise to its stores.

INFORMATION SYSTEMS

    Information systems consist of a full range of financial and merchandising systems including inventory distribution and control, sales reporting, accounts payable and automated merchandise replenishment. These systems are updated daily by polling sales information from each store's point-of-sale terminals.

COMPETITION

    The specialty retail business is highly competitive. Within the nature and science segment of specialty retailing, the Company competes with The Nature Company, a subsidiary of The Discover Channel, Inc., as well as many other national and regional specialty stores such as The Learningsmith, Store of Knowledge and World of Science stores. The Company competes on the basis of product assortment, customer service, store location and attractiveness of store design. The Company believes that its moderately priced merchandise assortment, high level of customer service and open store design enable it to compete effectively. Natural Wonders also competes with specific segments of a wide variety of department and specialty stores, many of which are larger and have substantially greater resources than the Company. There is no assurance that in the future the Company will not face greater competition from other national or regional retailers.

SEASONALITY AND QUARTERLY FLUCTUATIONS

    The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and substantially all its net income have been realized during the fourth fiscal quarter (which includes the November/December holiday season), and levels of sales and net earnings have been significantly lower in the first three fiscal quarters, usually resulting in losses in these quarters. If for any reason the Company's sales were substantially below seasonal norms during the months of November and December, the Company's annual results would be adversely affected. The Company's quarterly results of operations may fluctuate significantly as a result of comparable store sales levels, the timing of new store openings and the amount of revenue contributed by new stores.

EMPLOYEES

    As of February 1, 1997 the Company had approximately 2,277 employees. A significant number of seasonal employees are hired during each holiday selling season. None of the Company's employees are represented by a labor union.

FUTURE RESULTS

    This report contains forward looking statements regarding, among other matters, the Company's future strategy, store opening plans, merchandising strategy and growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors. The success of the Company's operations depends upon a number of factors relating to consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.

ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company and their ages as of March 31, 1997 are as follows:

NAME                                    AGE                    POSITION WITH COMPANY
-----------------------------------     ---     ---------------------------------------------------
Kathleen M. Chatfield..............     44      President, Chief Executive Officer and Director
Michael Sontag.....................     52      Senior Vice President, General Merchandising
                                                  Manager
Michael J. Waide...................     49      Senior Vice President, Finance, Chief Financial
                                                  Officer and Secretary
Karen A. Daley.....................     43      Vice President, Human Resources
Elizabeth A. Jones.................     42      Vice President, Operations
Teresa L. Rutherford...............     41      Vice President, Product Development
Judith A. Soares...................     47      Vice President, MIS

    KATHLEEN M. CHATFIELD has served as Chief Executive Officer since February 1995, a director since November 1994 and as President since September 1994. Ms. Chatfield also served as Chief Operating Officer from September 1994 until February 1995. Prior to being promoted to President she served the Company as Senior Vice President of Operations from January 1994 until September 1994 and Vice President of Store Operations from January 1992 until January 1994.

    MICHAEL SONTAG has served as Senior Vice President, General Merchandising Manager since October 1996. Prior to joining the Company, he served as Executive Vice President, Merchandising for Brookstone, Inc., a publicly held specialty retailer of functional, high quality, uniquely designed consumer products from May 1990 until February of 1996.

    MICHAEL J WAIDE has served as Senior Vice President, Finance, since February, 1996 and as Vice President, Finance, Chief Financial Officer and Secretary since August 1995. Prior to joining the Company, he served as Vice President, Finance and Administration for Inmac Corp., a publicly held international computer supplies catalog company from January 1987 until August of 1995.

    KAREN A. DALEY has served as Vice President, Human Resources since April, 1995, as Director of Human Resources since August 1991 and as Human Resources Manager since 1989.

    ELIZABETH A. JONES has served as Vice President, Operations since March 1995. Prior to joining the Company, she served as Director, Stores for the Snyder Leather Outlet, a division of Wilsons, The Leather Experts from February 1993 until March 1995 and as a Regional Sales Manager and other positions at Wilsons from 1983 until February 1993.

    TERESA L. RUTHERFORD has served as Vice President, Product Development since March 1997, and Director of Sourcing and Product Development from September 1995 until March 1997 and Product Manager from June 1994 until September 1995. Prior to joining the Company, she served as Merchandise Manager for DFS Merchandising, an international duty-free retailer from January 1992 until June 1994.

    JUDITH A. SOARES has served as Vice President, MIS since March 1997 and Director of MIS from June 1996 until March 1997. Prior to joining the Company, she served as Vice President, MIS for Home Express, a specialty retailer of home products from March 1993 until June 1996 and as Vice President, Development for The Gap Inc., a branded apparel retailer from June 1990 until March 1993.

ITEM 2.  PROPERTY

    The Company leases corporate offices in Fremont, California and a distribution facility in Louisville, Kentucky. The corporate facility lease expires in 2004 and the distribution facility lease expires in 2014 with two five-year options. Management believes that the capacity of the corporate offices and distribution center will be sufficient for the foreseeable future.

    As of February 1, 1997, the Company operated 151 stores in 36 states occupying approximately 371,000 gross square feet of leased space. The average size of a Natural Wonders store is approximately 2,500 square feet. The Company leases all of the stores with most lease terms ranging from 8 to 11 years and expiring between 1997 and 2007. Most leases for the Company's stores contain provisions for percentage rental payments after a specified sales level has been achieved.

ITEM 3.  LEGAL PROCEEDINGS

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

    The information required is incorporated by reference from page 22 of the Company's 1996 Annual Report to Stockholders for the fiscal year ended February 1, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required is incorporated by reference from page 8 of the Company's 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required is incorporated by reference from pages 9 through 11 of the Company's 1996 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required is incorporated by reference from pages 12 through 21 of the Company's 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to the Directors of the Registrant is incorporated by reference from the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders. The information as to the Executive Officers of the Registrant is included in Part I, Item 1a, hereof under the caption "Executive Officers of the Registrant".

    There are no family relationships among directors or executive officers of the Company. The executive officers are elected by and serve at the discretion of the Company's Board of Directors. The Company is dependent upon the efforts of its executive officers, the loss of whom could materially affect the Company's business, financial condition and results of operations.

    The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required is incorporated by reference from the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required is incorporated by reference from the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required is incorporated by reference from the definitive Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.

    1. FINANCIAL STATEMENTS

       The following Financial Statements and Supplementary Data of the Registrant and Independent Auditors' Report on such Financial Statements are incorporated by reference from the Company's 1996 Annual Report to Stockholders, in Part II, Item 8:

       Statements of Earnings for fiscal years 1996, 1995, and 1994

       Balance Sheets at February 1, 1997 and February 3, 1996

       Statements of Cash Flows for fiscal years 1996, 1995, and 1994

       Statements of Stockholders' Equity for fiscal years 1996, 1995, and 1994

       Notes to Financial Statements, including supplementary data entitled "Quarterly Financial Information (unaudited)"

       Independent Auditors' Report dated March 11, 1997

    2.  FINANCIAL STATEMENT SCHEDULES

        Schedules not listed above have been omitted because they are not applicable or are not required.

    3.  EXHIBITS

        A list of Exhibits required to be filed as part of this report is incorporated by reference from pages 10 through 12 of this report.

    (b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of fiscal 1996.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date:  April 18, 1997           NATURAL WONDERS, INC.
                                (Registrant)

                                By:             /s/ MICHAEL J. WAIDE
                                     -----------------------------------------
                                                 Michael J. Waide,
                                          SENIOR VICE PRESIDENT, FINANCE,
                                       CHIEF FINANCIAL OFFICER AND SECRETARY

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             SIGNATURE                               TITLE
------------------------------------  ------------------------------------

     /s/ PEARSON C. CUMMIN III
------------------------------------  Chairman of the Board
      (Pearson C. Cummin III)

     /s/ KATHLEEN M. CHATFIELD        Chief Executive Officer, President
------------------------------------    and Director (Principal Executive
      (Kathleen M. Chatfield)           Officer)

                                      Senior Vice President, Finance,
        /s/ MICHAEL J. WAIDE            Chief Financial Officer, and
------------------------------------    Secretary (Principal Accounting
         (Michael J. Waide)             and Financial Officer)

        /s/ PETER G. HANELT
------------------------------------  Director
         (Peter G. Hanelt)

        /s/ PETER L. HARRIS
------------------------------------  Director
         (Peter L. Harris)

       /s/ JULIUS JENSEN III
------------------------------------  Director
        (Julius Jensen III)

Date: April 18, 1997

                               INDEX TO EXHIBITS

 EXHIBIT                                                                                               SEQUENTIALLY
 NUMBER    DESCRIPTION                                                                                 NUMBERED PAGE
---------  ------------------------------------------------------------------------------------------  -------------
   3.1     Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Form 10-K for the fiscal year ended January 28, 1995 ("1994 Form 10-K").
   3.2     Amended and Restated By-Laws is incorporated by reference to Exhibit 3.2 of the 1994 Form
             10-K.
   4.1     Reference is made to Exhibits 3.1 and 3.2.
   4.2     Registration Rights Agreement dated July 20, 1990, among the Company and certain holders of Preferred Stock, Common Stock and warrants to purchase Preferred Stock is incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form
             S-1, Commission No. 33-46821 as filed with the Securities and Exchange Commission on
             March 30, 1992, (the "S-1").
  10.1*    Amended and Restated 1993 Omnibus Stock Plan is incorporated by reference to Exhibit 10.1 of the 1994 Form 10-K.
  10.2*    1992 Employee Stock Purchase Plan is incorporated by reference to Exhibit 10.12 of the
             Form 10-K for the fiscal year ended January 30, 1993 ("1992 Form 10-K").
  10.3*    1993 Outside Directors Stock Option Plan is incorporated by reference to Exhibit 10.13 of the 1992 Form 10-K.
  10.4     Master Lease Agreement, as amended, dated November 9, 1992, between the Company and United
             States Leasing Corporation is incorporated by reference to Exhibit 10.15 of the 1992
             Form 10-K.
  10.5     Equipment Lease Agreement, as amended, dated November 19, 1992, between the Company and
             General Electric Capital Corporation is incorporated by reference to Exhibit 10.17 of the 1992 Form 10-K.
  10.6     Lease Agreement, dated March 2, 1993, between the Company and John W. Rooker is incorporated by reference to Exhibit 10.19 of the 1992 Form 10-K.
  10.7     Equipment Lease Agreement, dated December 17, 1993, between the Company and BancBoston is incorporated by reference to Exhibit 10.21 of the Form 10-K for the fiscal year ended
             January 29, 1994, ("1993 Form 10-K").
  10.8     Equipment Lease Agreement, dated January 24, 1994, between the Company and BancBoston is incorporated by reference to Exhibit 10.22 of the 1993 Form 10-K.
  10.9     Master Financial Lease agreement dated June 24, 1993, between the Company and Michigan
             National Bank, is incorporated by reference to Exhibit 10.20 of the Form 10-Q for the quarterly period ended July 31, 1993.
  10.10    Equipment Lease Agreement, dated October 1, 1993, between the Company and Oliver-Allen
             Corporation, Inc. is incorporated by reference to Exhibit 10.24 of the 1993 Form 10-K.
  10.11    First Amendment to Lease, dated April 29, 1993, between the Company and John W. Rooker is incorporated by reference to Exhibit 10.28 of the 1993 Form 10-K.
  10.12    Second Amendment to Lease, dated May 11, 1993, between the Company and John W. Rooker is incorporated by reference to Exhibit 10.29 of the 1993 Form 10-K.
  10.13    Third Amendment to Lease, dated November 3, 1993, between the Company and John W. Rooker is incorporated by reference to Exhibit 10.30 of the 1993 Form 10-K.

 EXHIBIT                                                                                               SEQUENTIALLY
 NUMBER    DESCRIPTION                                                                                 NUMBERED PAGE
---------  ------------------------------------------------------------------------------------------  -------------
  10.14    Fourth Amendment to Lease, dated November 24, 1993, between the Company and John W. Rooker is incorporated by reference to Exhibit 10.31 of the 1993 Form 10-K.
  10.15    Equipment Lease Agreement, dated April 19, 1994, between the Company and BancBoston is incorporated by reference to Exhibit 10.32 of the Form 10-Q for the quarterly period ended April 30, 1994.
  10.16    Corporate Office Lease Agreement dated June 9, 1994 between the Company and the Lincoln
             National Life Insurance Company is incorporated by reference to Exhibit 10.33 of the
             Form 10-Q for the quarterly period ended July 30, 1994.
  10.17    Equipment Lease Agreement, dated October 28, 1994, between the Company and Finance for
             Science International, Inc. is incorporated by reference to Exhibit 10.34 of the Form
             10-Q for the quarterly period ended October 29, 1994.
  10.18    Equipment Lease Agreement, dated December 22, 1994, between the Company and Lyon Credit
             Corporation is incorporated by reference to Exhibit 10.35 of the 1994 Form 10-K.
  10.19    Equipment Lease Agreement, dated December 29, 1994, between the Company and Finance for
             Science International, Inc. is incorporated by reference to Exhibit 10.36 of the 1994
             Form 10-K.
  10.20    Equipment Lease Agreement, dated January 25, 1995, between the Company and Lyon Credit
             Corporation is incorporated by reference to Exhibit 10.37 of the 1994 Form 10-K.
  10.21*   401(k) Plan Adoption Agreement, effective July 1, 1994 is incorporated by reference to
             Exhibit 10.38 of the 1994 Form 10-K.
  10.22    Settlement Agreement, dated April 6, 1995, between the Company and The Nature Company is incorporated by reference to Exhibit 10.39 of the 1994 Form 10-K.
  10.23*   Form of Director and Officer Indemnity Agreement is incorporated by reference to Exhibit
             10.40 of the 1994 Form 10-K.
  10.24    Business Loan Agreement, dated March 28, 1996 between the Company and Bank of America,
             National Trust and Savings Association is incorporated by reference to Exhibit 10.24 of the 1995 Form 10-K.
  10.24.1  Amendment to Business Loan Agreement, dated February 28, 1997 between the Company and Bank of America, National Trust and Savings Association.
  10.25*   Employment Agreement entered into on July 6, 1995 between the Company and Michael J. Waide is incorporated by reference to Exhibit 10.25 of the 1995 Form 10-K.
  10.26*   Employment Agreement entered into on September 26, 1996 between the Company and Michael
             Sontag.
  11.1     Computation of Per Share Earnings.
  13.1     1996 Annual Report to Stockholders.
  23.1     Independent Auditors' Consent.
  27.1     Financial Data Schedule

------------------------

* Plan or agreement pursuant to which the Company's officers or directors have received compensation.