Form 10-Q
period 1997-05-03
NATURAL WONDERS INC
filed 1997-06-16
CIK 885566

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MAY 3, 1997

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        Commission File Number 0-20035


                              NATURAL WONDERS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                      77-0141610
     -------------------------------                    --------------------
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                     Identification No.)

                4209 TECHNOLOGY DRIVE, FREMONT, CALIFORNIA  94538
            ----------------------------------------------------------
             (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code:  510-252-9600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES   X             NO

Common stock outstanding as of May 31, 1997:  7,987,846 shares of common stock.


                                    1 of 11

                             NATURAL WONDERS, INC.
                             ---------------------
                                    INDEX
                                    -----

                                                                         Page
                                                                        Number

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Condensed Statements of Operations                               3
          Quarters ended May 3, 1997 and May 4, 1996

          Condensed Balance Sheets                                         4
          May 3, 1997, February 1, 1997 and May 4, 1996

          Condensed Statements of Cash Flows                               5
          Quarters ended May 3, 1997 and May 4, 1996

          Notes to Financial Statements                                    6

ITEM 2.   Management's Discussion and Analysis of                          7-9
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

                                    2 of 11

                              NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                           QUARTER ENDED
                                                  -----------------------------
                                                       MAY 3,          MAY 4,
                                                        1997            1996
                                                  -------------     -----------
Net sales                                             $22,236          $21,919
Cost of goods sold and
 store occupancy expenses                              16,419           16,126
                                                      -------          -------
  Gross margin                                          5,817            5,793
Selling, general & administrative expenses              9,173            9,228
                                                      -------          -------
  Operating loss                                       (3,356)          (3,435)

Interest expense                                          156              282
Interest income and other, net                            (70)             (91)
                                                      -------          -------
  Loss before taxes                                    (3,442)          (3,626)
Income taxes                                           (1,343)          (1,414)
                                                      -------          -------
  Net loss                                            $(2,099)         $(2,212)
                                                      -------          -------
                                                      -------          -------

  Net loss per share                                  $ (0.26)         $ (0.28)


Shares used in computing
 net loss per share                                     7,988            7,792



                        See notes to financial statements

                                    3 of 11

                             NATURAL WONDERS, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)
                                  (Unaudited)

                                                   MAY 3,         FEBRUARY 1,         MAY 4,
                                                    1997             1997              1996
                                                 ----------       -----------       ----------
               ASSETS
Current Assets:
  Cash and cash equivalents                       $  3,471         $  7,667       $  2,899
  Short-term investments                            13,000           17,900         13,835
  Merchandise inventories                           23,098           20,529         22,731
  Prepaid expenses and other current assets          6,374            4,187          5,595
                                                  --------         --------       --------
       Total current assets                         45,943           50,283         45,060
Property and Equipment:
  Leasehold improvements                            26,037           25,490         24,302
  Property and equipment under capital lease        13,181           13,181         17,054
  Furniture, fixtures and equipment                 14,564           13,937          8,152
                                                  --------         --------       --------
                                                    53,782           52,608         49,508
  Less accumulated depreciation and amortization   (27,871)         (26,329)       (21,785)
                                                  --------         --------       --------
                                                    25,911           26,279         27,723
Other Assets                                         1,778            1,782          1,371
                                                  --------         --------       --------
Total Assets                                      $ 73,632         $ 78,344       $ 74,154
                                                  --------         --------       --------
                                                  --------         --------       --------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable                          $  6,876         $  5,175       $  6,429
  Accrued compensation and related costs             1,961            2,523          1,941
  Accrued liabilities                                2,827            2,798          2,304
  Income taxes payable                                                2,044
  Current portion of capital lease obligations       1,603            1,789          1,972
  Current portion of long-term debt                  1,547            2,459          2,928
                                                  --------         --------       --------
       Total current liabilities                    14,814           16,788         15,574
Capital Lease Obligations                            1,019            1,327          2,776
Long-Term debt                                       1,769            2,050          3,380
Deferred Rent                                        3,971            4,023          3,971
Commitments and Contingencies
Stockholders' Equity:
  Common stock, par value $.0001; authorized
  17,000,000; shares issued and outstanding
  7,987,514, 7,986,846 and 7,803,348 shares              1                1              1
  Capital in excess of par value                    34,252           34,250         33,660
  Retained earnings                                 17,806           19,905         14,792
                                                  --------         --------       --------
       Total stockholders' equity                   52,059           54,156         48,453
                                                  --------         --------       --------
Total Liabilities and Stockholders' Equity        $ 73,632         $ 78,344       $ 74,154
                                                  --------         --------       --------
                                                  --------         --------       --------

                             See notes to financial statements


                                     4 of 11

                             NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                            THREE MONTHS ENDED
                                                  ----------------------------------
                                                   MAY 3, 1997          MAY 4, 1996
                                                  -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                         $(2,099)              $(2,212)
  Adjustments to reconcile net loss to
  net cash used in operating activities
    Depreciation and amortization                    1,542                 1,503
    Change in operating assets and liabilities:
       Merchandise inventories                      (2,569)               (3,515)
       Prepaid expenses and other assets            (2,183)               (1,616)
       Trade accounts payable                        1,701                   455
       Accrued compensation and related costs         (562)                 (422)
       Accrued liabilities                              29                    13
       Deferred rent                                   (52)                   17
       Income tax payable                           (2,044)                 (774)
                                                   -------               -------
 Net cash used in operating activities              (6,237)               (6,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease
   obligations and debt                             (1,687)                 (894)
  Exercise of stock options and warrants                 2                     7
                                                   -------               -------
  Net cash used in financing activities             (1,685)                 (887)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments               (3,200)                 (800)
  Sales of short-term investments                    8,100                 5,060
  Purchases of property and equipment               (1,174)                 (275)
                                                   -------               -------
  Net cash provided by investing activities          3,726                 3,985

NET DECREASE IN CASH AND CASH EQUIVALENTS           (4,196)               (3,453)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                  7,667                 6,352
                                                   -------               -------
  End of period                                    $ 3,471               $ 2,899
                                                   -------               -------
                                                   -------               -------

CASH PAID DURING PERIOD:
  Interest                                         $    157              $   275
  Income taxes                                     $  1,862              $ 1,239

                             See notes to financial statements


                                    5 OF 11

                              NATURAL WONDERS, INC.
                              ---------------------

NOTES TO FINANCIAL STATEMENTS

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the quarter ended May 3, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 1998.

   This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders and Form 10-K for the fiscal year ended February 1, 1997, as filed with the Securities and Exchange Commission.

2. The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), in 1997. SFAS 128 requires presentation of basic and diluted net earnings per share amounts on the face of the income statement. The Company does not expect such adoption to have a significant impact on its financial statements.



                                    6 of 11

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

GENERAL

     As of May 3, 1997, the Company operated 152 Natural Wonders stores in 36 states compared to 146 stores in 36 states as of May 4, 1996. One new store was opened in the first quarter of 1997 as compared to no new stores in the first quarter of 1996. On May 22, 1997, the Company acquired 12 stores through the acquisition of substantially all of the assets of What A World!, Inc. Ten of the stores are in Florida. One store is in New York, and one store is in New Jersey. The Company has been operating these stores under a management agreement since March 10, 1997.

SALES

     During the first quarter of 1997, sales increased 1.4 % over the same period in 1996. The increase was due primarily to a full period of sales generated from stores opened in 1996. Comparable store sales decreased 1.5% in the first quarter of 1997, as compared to the same period in 1996. The decrease in the first quarter occurred primarily in February which was impacted by weak apparel sales. March and April combined comparable store sales increased 1.0%, which reflects positive performance during the Easter gift period and improved apparel sales. The average dollar amount per sales ticket slightly decreased in comparison to the first quarter of 1996 while the average number of customers slightly increased.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

     Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. These costs increased slightly as a percentage of sales to 73.8% in the first quarter of 1997 from 73.6% in the first quarter of 1996. This increase was primarily due to store occupancy expenses which increased as a percentage of sales due to the decrease in comparable stores sales.


                                   7 of 11

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, (SG&A), which are primarily non-occupancy store expenses and corporate overhead, decreased as a percentage of sales to 41.3% in the first quarter of 1997 from 42.1% in the first quarter of 1996. This decrease was primarily due to a reduction in store payroll costs.

OPERATING INCOME

     As a result of the foregoing, the operating loss decreased to $3,356,000 or 15.1% of sales in the first quarter of 1997 from $3,435,000 or 15.7% of sales in the first quarter of 1996.

NET INTEREST AND OTHER EXPENSES

     Net interest and other expenses decreased to $86,000 or 0.4% of sales in the first quarter of 1997 from $191,000 or 0.9% of sales in the first quarter of 1996. This was primarily due to lower interest expense because of the continued reduction of long-term debt.

NET INCOME (LOSS)

     As a result of the foregoing, the net loss decreased to $2,099,000 or 9.4% of sales in the first quarter of 1997 from $2,212,000 or 10.1% of sales in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital in recent years have been net cash flow from operations. Seasonal working capital requirements have been met through short-term bank borrowings.

     During the first three months of fiscal 1997, cash and cash equivalents decreased $4,196,000. This was primarily due to seasonal losses (generally incurred in the first three quarters), an increase in merchandise inventories, the pay down of capital lease obligations and long-term debt, and payment of income taxes. Cash and cash equivalents were positively impacted by the sale of short-term investments.

     Compared to the first quarter in the prior year, the Company paid more income taxes and debt which was offset in part by higher accounts payable balances.

     In addition to 12 stores acquired in May 1997 through the acquistion of subtantially all of the assets of What A World!, Inc., the Company plans to open approximately 10 new stores in 1997. During 1997, the Company anticipates that cash will primarily be used for capital expenditures and merchandise inventory for new stores, repayment of debt, fixtures for existing stores, and to purchase inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season. In addition, the Company has allocated $3,000,000 for the purchase of state of the art merchandising and point of sales systems, including hardware and software.


                                   8 of 11

     The Company has a credit facility agreement with a commercial bank which includes a revolving line of credit for $12,000,000 expiring on June 1, 1998. The line of credit is also available for the issuance of commercial and standby letters of credit up to $4,500,000 and $500,000 respectively. The Company has the option of choosing interest payable at a rate based on LIBOR plus 1.5%, the bank's reference rate or a rate as quoted by the bank. The agreement contains restrictive covenants which include achieving quarterly earnings/loss targets and maintaining certain financial ratios and requiring bank consent for the payment of dividends.

     The Company believes that current cash and short-term investments together with its cash flow from operations, long-term debt and funds available under its credit facility agreement will be sufficient to fund the Company's operations for the next 12 months.


INFLATION AND SEASONALITY

     The Company does not believe that its operations have been materially affected by inflation during the three recent fiscal years or in 1997 to date. However, there is no assurance that its business will not be affected by inflation in the future.

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

ACCOUNTING PRONOUNCEMENTS

     The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), in 1997. SFAS 128 requires presentation of basic and diluted net earnings per share amounts on the face of the income statement. The Company does not expect such adoption to have a significant impact on its financial statements.


                                   9 of 11

FUTURE RESULTS

     This report contains forward looking statements regarding, among other matters, the Company's future strategy, store opening plans, merchandising strategy and growth. The forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Forward looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors, such as consumer spending which is dependent on economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.

PART II.  OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          A.  EXHIBITS

              Exhibit 11.1 Computation of Per Share Net Loss

          B.  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of fiscal 1997.


                                   10 of 11

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 13, 1997
                              NATURAL WONDERS, INC.
                                 (Registrant)



                              /s/  Michael J. Waide
                              ______________________________
                              Michael J. Waide,
                              Senior Vice President, Finance,
                              Chief Financial Officer and Corporate Secretary (Signing on behalf of the registrant and as Principal Accounting and Financial
                              Officer)



                                   11 of 11