Form 10-Q
period 1997-08-02
NATURAL WONDERS INC
filed 1997-09-15
CIK 885566

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended AUGUST 2, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number 0-20035


                                NATURAL WONDERS, INC.
                (Exact name of Registrant as specified in its charter)

         DELAWARE                                       77-0141610
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                  4209 TECHNOLOGY DRIVE, FREMONT, CALIFORNIA  94538
                       (Address of principal executive offices)
                                      (Zip code)

                                     510-252-9600
                 (Registrant's telephone number, including area code)

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


Common stock outstanding as of August 30, 1997: 8,002,777 shares of common stock.



                                     1 of 13

                              NATURAL WONDERS, INC.
                                     INDEX
                                                                  Page
                                                                 Number

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Statements of Operations                          3
         Quarters and six months ended August 2, 1997
         and August 3, 1996

         Condensed Balance Sheets                                    4
         August 2, 1997, February 1, 1997 and August 3, 1996

         Condensed Statements of Cash Flows                          5
         Six months ended, August 2, 1997 and August 3, 1996

         Notes to Condensed Financial Statements                     6

ITEM 2.  Management's Discussion and Analysis of                     7-10
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



                                     2 of 13

                               NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                           QUARTER ENDED            SIX MONTHS ENDED
                                       -----------------------  -----------------------
                                         AUGUST 2,   AUGUST 3,    AUGUST 2,   AUGUST 3,
                                           1997        1996         1997        1996
                                        ---------    ---------   ---------   ---------
Net sales                               $  26,850    $  25,954   $  49,086   $  47,873
Cost of goods sold and
  store occupancy expenses                 20,159       18,349      36,578      34,475
                                        ---------    ---------   ---------   ---------
  Gross margin                              6,691        7,605      12,508      13,398
Selling, general & administrative
  expenses                                 10,484        9,514      19,657      18,742
                                        ---------    ---------   ---------   ---------
  Operating loss                           (3,793)      (1,909)     (7,149)     (5,344)

Interest expense                              136          242         292         523
Interest income and other, net               (113)         (45)       (183)       (135)
                                        ---------    ---------   ---------   ---------
  Loss before taxes                        (3,816)      (2,106)     (7,258)     (5,732)
Income taxes                               (1,489)        (821)     (2,832)     (2,235)
                                        ---------    ---------   ---------   ---------
  Net loss                              $  (2,327)   $  (1,285)  $  (4,426)   $ (3,497)
                                        ---------    ---------   ---------   ---------
                                        ---------    ---------   ---------   ---------

  Net loss per share                    $   (0.29)   $   (0.16)  $   (0.55)   $  (0.45)


Shares used in computing
  net loss per share                        7,993        7,810       7,990       7,801






                           See notes to financial statements


                                    3 of 13

                                NATURAL WONDERS, INC.
                              CONDENSED BALANCE SHEETS
                               (Dollars in thousands)
                                    (Unaudited)


                                         AUGUST 2,   FEBRUARY 1,  AUGUST 3,
                                            1997        1997        1996
                                         --------     --------    --------
         ASSETS
Current Assets:
  Cash and cash equivalents              $  6,928     $  7,667    $  6,341
  Short-term investments                    3,300       17,900       8,835
  Merchandise inventories                  25,262       20,529      19,849
  Prepaid expenses and other
    current assets                          7,323        4,187       6,301
                                         --------     --------    --------
    Total current assets                   42,813       50,283      41,326
Property and Equipment:
  Leasehold improvements                   26,501       25,490      24,584
  Property and equipment under
    capital lease                           8,434       13,181      17,054
  Furniture, fixtures and equipment        20,946       13,937       8,571
                                         --------     --------    --------
                                           55,881       52,608      50,209
  Less accumulated depreciation
    and amortization                      (29,408)     (26,329)    (23,296)
                                         --------     --------    --------
                                           26,473       26,279      26,913
Other Assets                                1,785        1,782       1,361
                                         --------     --------    --------
Total Assets                             $ 71,071     $ 78,344    $ 69,600
                                         --------     --------    --------
                                         --------     --------    --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable                 $  6,750     $  5,175    $  4,219
  Accrued compensation and related costs    2,717        2,523       2,392
  Accrued liabilities                       3,078        2,798       2,475
  Income taxes payable                                   2,044
  Current portion of capital lease
    obligations                             1,398        1,789       1,868
  Current portion of long-term debt         1,410        2,459       2,079
                                         --------     --------    --------
       Total current liabilities           15,353       16,788      13,033
Capital Lease Obligations                     749        1,327       2,293
Long-Term Debt                              1,268        2,050       3,069
Deferred Rents                              3,924        4,023       3,989
Commitments and Contingencies
Stockholders' Equity:
  Common stock, par value $.0001;
  authorized  17,000,000 shares; issued
  and outstanding 8,001,177, 7,986,846
  and 7,820,860 shares                          1            1           1
  Capital in excess of par value           34,297       34,250      33,708
  Retained earnings                        15,479       19,905      13,507
                                         --------     --------    --------
       Total stockholders' equity          49,777       54,156      47,216
                                         --------     --------    --------
Total Liabilities and Stockholders'
  Equity                                 $ 71,071     $ 78,344    $ 69,600
                                         --------     --------    --------
                                         --------     --------    --------




                        See notes to financial statements


                                    4 of 13

                                NATURAL WONDERS, INC.
                          CONDENSED STATEMENTS OF CASH FLOWS
                                (Dollars in thousands)
                                     (Unaudited)


                                                                     SIX MONTHS ENDED
                                                              --------------------------------
                                                              AUGUST 2, 1997    AUGUST 3, 1996
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                    $  (4,426)        $  (3,497)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                 3,079             3,014
      Change in operating assets and
         liabilities:
         Merchandise inventories                                   (4,418)             (633)
         Prepaid expenses and other assets                         (3,139)           (2,312)
         Trade accounts payable                                     1,575            (1,755)
         Accrued compensation and related costs                       194                29
         Accrued liabilities                                          280               184
         Deferred rent                                                (99)               35
         Income tax payable                                        (2,044)             (774)
                                                                ---------         ---------
  Net cash used in operating activities                            (8,998)           (5,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease
     obligations and debt                                           (2,800)          (2,641)
   Exercise of stock options and warrants                              47                55
                                                                ---------         ---------
   Net cash used in financing activities                           (2,753)           (2,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                             (3,200)           (3,300)
   Sales of short-term investments                                 17,800            12,560
   Purchases of property and equipment                             (2,850)             (976)
   Business acquisition                                              (738)
                                                                ---------         ---------
   Net cash provided by investing activities                       11,012             8,284

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (739)              (11)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                7,667             6,352
                                                                ---------         ---------
   End of period                                                $   6,928         $   6,341
                                                                ---------         ---------
                                                                ---------         ---------
CASH PAID DURING PERIOD:
   Interest                                                     $     293         $     526
   Income taxes                                                 $   1,927         $     993



                           See notes to financial statements



                                    5 of 13

                                NATURAL WONDERS, INC.


NOTES TO FINANCIAL STATEMENTS

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the quarter ended August 2, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 1998.

     This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders and Form 10-K for the fiscal year ended February 1, 1997 as filed with the Securities and Exchange Commission.

2. The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), in 1997. SFAS 128 requires presentation of basic and diluted net earnings per share amounts on the face of the income statement. The Company does not expect such adoption to have a significant impact on its financial statements taken as a whole. In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic area, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.
     Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

3. On May 22, 1997, the Company acquired 12 locations through the acquisition of substantially all of the operating assets of What A World!, Inc. The total purchase price was approximately $600,000. Additionally the Company incurred $138,000 of acquisition costs. The Company managed the 12 stores under an operating agreement from March 10, 1997 until the acquisition on May 22, 1997.


                                    6 of 13

PART I.   FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     As of August 2, 1997, Natural Wonders operated 165 stores in 36 states compared to 146 stores in 36 states as of August 3, 1996. In the first six months of 1997, two new stores were opened as compared to no new stores in the first six months of fiscal 1996. On May 22, 1997, the Company acquired 12 locations through the acquisition of substantially all of the operating assets of What A World!, Inc. Ten of the stores are in Florida, one store is in New York, and one store is in New Jersey. The total purchase price was approximately $600,000. Additionally, the Company incurred $138,000 of acquisition costs. The Company managed the 12 locations under an operating agreement from March 10, 1997 until the acquisition on May 22, 1997.

SALES

     During the second quarter and first six months of 1997, sales increased 3.5% and 2.5%, respectively, over the same periods in 1996. The increase was due to the sales generated from the 12 stores acquired from What A World!, Inc. as referred to above, and to a full period of sales generated from stores opened in 1996. This was partially offset by a decrease in comparable store sales.

     Comparable store sales decreased 4.1% in the second quarter of 1997 and decreased 2.9% in the first six months of 1997 as compared to the same period in 1996. These decreases which occurred primarily in May and June, were due to insufficient introduction of new products as well as late timing of receipts during the Mother's Day and Father's Day gifting periods, and an overly edited product assortment. Since this time, management feels the assortment has improved, and receipts and new product introductions are back on plan, particularly for the upcoming holiday. Although comparable store sales decreased 1.3% in July, after excluding one major metropolitan region, comparable store sales would have been slightly positive as most regions experienced positive comparable store sales.


                                    7 of 13

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

     Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. As a percentage of sales, these costs increased to 75.1% in the second quarter of 1997 from 70.7% in the second quarter of 1996 and increased to 74.5% in the first six months of 1997 from 72.0% in the first six months of 1996. The increase in costs as a percentage of sales in both the second quarter and first six months of 1997 was primarily due to increased clearance and promotional sales, and the impact of the reduction in comparable store sales on store occupancy fixed expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs increased to 39.0% in the second quarter of 1997 from 36.7% in the second quarter of 1996 and increased to 40.0% in the first six months of 1997 from 39.2% in the first six months of 1996. The increase in the costs as a percentage of sales in the second quarter and in the first six months of 1997 was primarily due to the impact of the decrease in comparable stores sales in 1997, and to a charge for severance costs associated with the re-organization of the merchandising department. The increase in the costs as a percentage of sales in 1997 was offset in part by not accruing for incentive compensation in 1997, which was recorded in 1996 based on meeting certain earnings targets in 1996.

OPERATING INCOME

     As a result of the foregoing, the operating loss was $3,793,000 or 14.1% of sales in the second quarter of 1997 versus $1,909,000 or 7.4% of sales in the second quarter of 1996. For the first six months of 1997, the operating loss was $7,150,000 or 14.6% of sales compared to an operating loss of $5,344,000 or 11.2% of sales in the first six months of 1996.

INTEREST AND OTHER, NET

     Interest and Other, Net decreased to 0.1% of sales in the second quarter of 1997 from 0.8% of sales in the second quarter of 1996 and decreased to 0.2% of sales in the first six months of 1997 from 0.8% of sales in the first six months of 1996. This was primarily due to lower interest expense because of the continued reduction of long-term debt and income from managing the 12 What A World!, Inc. locations under an operating agreement between March 10, 1997 and May 22, 1997.

NET LOSS

     As a result of the foregoing, the net loss increased to $2,327,000 or 8.7% of sales in the second quarter of 1997 from $1,285,000 or 4.9% of sales in the second quarter of 1996. For the first six months of 1997, the net loss increased to $4,426,000 or 9.0% of sales compared to $3,497,000 or 7.3% of sales in the first six months of 1996.


                                    8 of 13

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital in recent years have been net cash flow from operations. Seasonal working capital requirements have been met through short-term bank borrowings.

     During the first six months of 1997, cash and cash equivalents decreased $739,000. This was primarily due to pre-tax seasonal losses, (generally incurred in the first three quarters), an increase in merchandise inventories, (in part for new and acquired stores), fixtures for new stores, remodeling of existing stores, the pay down of capital lease obligations and long-term debt, and payments for new information systems and income taxes. Cash and cash equivalents were positively impacted by the sale of short-term investments.

     Compared to the second quarter in the prior year, cash decreased due to higher losses, purchasing more inventory and equipment, and to paying more income taxes. This was offset in part by higher accounts payable balances and sales of short-term investments.

     During the remainder of 1997, the Company plans to open nine new stores and approximately ten temporary locations during the holiday season, and has not yet determined the extent of store expansion in 1998. During the remainder of 1997, cash will primarily be used for capital expenditures and merchandise inventory for new stores, repayment of debt, remodeling of existing stores, and purchase of inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season. In addition, the Company has allocated $2,000,000 for the purchase of highly sophisticated merchandising systems, including hardware and software. Furthermore, the Company will repurchase up to $2,000,000 worth of Natural Wonders Common stock over the next 12 months. Share repurchases will be funded from existing cash, internally generated funds or through short-term debt.

     The Company has a credit facility agreement with a commercial bank which includes a revolving line of credit for $12,000,000 expiring on June 1, 1998. As amended on June 6, 1997, the line of credit is also available for the issuance of commercial and standby letters of credit, up to $9,500,000 and $500,000 respectively. The Company has the option of choosing interest payable at a rate based on LIBOR plus 1.5%, the bank's reference rate or a rate as quoted by the bank. The agreement contains restrictive covenants which include achieving quarterly earnings/loss targets and maintaining certain financial ratios and requiring bank consent for the payment of dividends.

     The Company believes that current cash and short-term investments together with its cash flow from operations, long-term debt and funds available under its credit facility agreement will be sufficient to fund the Company's operations for the next 12 months.


                                    9 of 13

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

ACCOUNTING PRONOUNCEMENTS

     The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), in 1997. SFAS 128 requires presentation of basic and diluted net earnings per share amounts on the face of the income statement. The Company does not expect such adoption to have a significant impact on its financial statements. In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic area, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


                                    10 of 13

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

                                    11 of 13

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 23, 1997 at its principal offices in Fremont, California. Of the shares outstanding as of the record date, 7,506,148 shares were present at the meeting or represented by proxies, representing approximately 94.0% of the total votes eligible to be cast.

     At the meeting, the stockholders voted to elect one (1) Class I director of the Company to serve for a three year term and until his successor is duly elected and qualified. The name of the Class I director elected at the Annual Meeting and the votes cast with respect to the individual are set forth below.

                                 For              Withheld
                              ---------           --------
          Peter L. Harris     7,176,954           329,194

          The following Class II directors continued to hold office:
          Peter G. Hanelt, Julius Jensen III

          The following Class III directors continued to hold office:
          Pearson C. Cummin III, Kathleen M. Chatfield

The Company's stockholders also voted to approve the following:

          - To amend the Company's Amended and Restated 1993 Omnibus Stock Plan to increase the number of shares reserved for issuance thereunder from 1,710,000 to 2,000,000. There were 6,105,593 affirmative votes, 1,383,752 negative votes and 16,803 abstentions.

          - To ratify the appointment of Deloitte & Touche LLP as independent auditors of the Company for the fiscal year ending January 31, 1998. There were 7,490,085 affirmative votes, 3,103 negative votes and 12,960 abstentions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS
          Exhibit 10.27 Amendment No. 2 to Business Loan Agreement, dated February 28, 1997 between the Company and Bank of America, National Trust and Savings Association.

          Exhibit 11.1        Computation of Per Share Loss

     b.   REPORTS ON FORM 8-K
          No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of fiscal 1997.


                                    12 of 13

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 12, 1997

                              NATURAL WONDERS, INC.
                                 (Registrant)



                              /s/ Michael J. Waide
                              ---------------------------------------------
                              Michael J. Waide,
                              Senior Vice President, Finance,
                              Chief Financial Officer and Corporate Secretary (Signing on behalf of the registrant and as Principal Accounting and Financial Officer)



                                    13 of 13