Form 10-Q
period 1997-11-01
NATURAL WONDERS INC
filed 1997-12-15
CIK 885566

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended NOVEMBER 1, 1997

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

               YES   X             NO
                   ------



Common stock outstanding as of November 28, 1997: 8,015,164 shares of common stock.

                                    1 of 12

                             NATURAL WONDERS, INC.
                                     INDEX

                                                                   Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Condensed Statements of Operations                          3
          Quarters and nine months ended November 1, 1997
          and November 2, 1996

          Condensed Balance Sheets                                    4
          November 1, 1997, February 1, 1997 and November 2, 1996

          Condensed Statements of Cash Flows                          5
          Nine months ended November 1, 1997 and November 2, 1996

          Notes to Condensed Financial Statements                     6

ITEM 2.   Management's Discussion and Analysis of                     7-11
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


                                    2 of 12

                            NATURAL WONDERS, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                                                QUARTER ENDED              NINE MONTHS ENDED
                                                        --------------------------    --------------------------
                                                         NOVEMBER 1,   NOVEMBER 2,     NOVEMBER 1,   NOVEMBER 2,
                                                             1997         1996           1997          1996
                                                        -----------    -----------    ------------  -----------
Net sales                                               $  25,199      $  22,896      $  74,285     $  70,768
Cost of goods sold and
 store occupancy expenses                                  17,688         16,135         54,266        50,608
                                                        ---------      ---------      ---------     ---------
  Gross margin                                              7,511          6,761         20,019        20,160
Selling, general & administrative expenses                 10,828          9,706         30,486        28,449
                                                        ---------      ---------      ---------     ---------
  Operating loss                                           (3,317)        (2,945)       (10,467)       (8,289)

Interest expense                                              153            208            445           731
Interest income and other, net                                118             (5)           (66)         (140)
                                                        ---------      ---------      ---------     ---------
  Loss before taxes                                        (3,588)        (3,148)       (10,846)       (8,880)
Income taxes                                               (1,399)        (1,228)        (4,231)       (3,463)
                                                        ---------      ---------      ---------     ---------
  Net loss                                             $   (2,189)     $  (1,920)     $  (6,615)     $ (5,417)
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------

  Net loss per share                                    $   (0.27)     $   (0.24)      $  (0.83)     $  (0.69)


Shares used in computing
 net loss per share                                         8,005          7,878          7,995         7,830


                       See notes to financial statements

                                    3 of 12

                            NATURAL WONDERS, INC.
                          CONDENSED BALANCE SHEETS
                           (Dollars in thousands)
                                (Unaudited)

                                                        NOVEMBER 1,    FEBRUARY 1,    NOVEMBER 2,
                                                           1997           1997           1996
                                                        ----------     -----------    -----------
    ASSETS
Current Assets:
 Cash and cash equivalents                               $  1,887       $  7,667      $  3,010
 Short-term investments                                                   17,900
 Merchandise inventories                                   46,519         20,529        41,882
 Prepaid expenses and other current assets                  9,260          4,187         7,739
                                                         --------       --------      --------
  Total current assets                                     57,666         50,283        52,631
Property and Equipment:
 Leasehold improvements                                    27,628         25,490        24,982
 Property and equipment under capital lease                 7,963         13,181        17,054
 Furniture, fixtures and equipment                         22,141         13,937         9,378
                                                         --------       --------      --------
                                                           57,732         52,608        51,414
 Less accumulated depreciation and amortization           (30,895)       (26,329)      (24,827)
                                                         --------       --------      --------
                                                           26,837         26,279        26,587
Other Assets                                                1,788          1,782         1,356
                                                         --------       --------      --------
Total Assets                                            $  86,291      $  78,344     $  80,574
                                                         --------       --------      --------
                                                         --------       --------      --------



   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Trade accounts payable                                 $  13,623       $  5,175     $  12,924
 Accrued compensation and related costs                     2,346          2,523         2,075
 Accrued liabilities                                        3,774          2,798         2,984
 Short-term borrowings                                     11,000                        4,500
 Income taxes payable                                                      2,044
 Current portion of capital lease obligations               1,148          1,789         1,788
 Current portion of long-term debt                          1,221          2,459         2,071
                                                         --------       --------      --------
   Total current liabilities                               33,112         16,788        26,342
Capital Lease Obligations                                     527          1,327         1,837
Long-Term Debt                                              1,164          2,050         2,758
Deferred Rents                                              3,884          4,023         3,970
Commitments and Contingencies
Stockholders' Equity:
 Common stock, par value $.0001; authorized
 17,000,000 shares; issued and outstanding
 8,007,098, 7,986,846 and 7,958,752 shares                      1              1             1
 Capital in excess of par value                            34,313         34,250        34,079
 Retained earnings                                         13,290         19,905        11,587
                                                         --------       --------      --------
   Total stockholders' equity                              47,604         54,156        45,667
                                                         --------       --------      --------
Total Liabilities and Stockholders' Equity              $  86,291      $  78,344     $  80,574
                                                         --------       --------      --------
                                                         --------       --------      --------

                       See notes to financial statements

                                    4 of 12

                           NATURAL WONDERS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                               (Unaudited)

                                                           NINE MONTHS ENDED
                                                   ----------------------------------
                                                   NOVEMBER 1, 1997  NOVEMBER 2, 1996
                                                   ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                           $   (6,615)     $ (5,417)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                         4,566         4,545
      Loss on sale of asset                                    12
      Change in operating assets and liabilities:
         Merchandise inventories                          (25,675)      (22,666)
         Prepaid expenses and other assets                 (5,079)       (3,745)
         Trade accounts payable                             8,448         6,950
         Accrued compensation and related costs              (177)         (288)
         Accrued liabilities                                  976           693
         Deferred rent                                       (139)           16
         Income tax payable                                (2,044)         (774)
                                                        ---------      --------
  Net cash used in operating activities                   (25,727)      (20,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings                     11,000         4,500
   Principal payments on capital lease obligations
     and debt                                              (3,565)       (3,496)
   Net proceeds from sales of common stock                     45            22
   Exercise of stock options and warrants                      18           404
                                                        ---------      --------
   Net cash provided by financing activities                7,498         1,430

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                     (3,200)       (5,150)
   Sales of short-term investments                         21,100        23,245
   Proceeds from sale of equipment                              8
   Purchases of property and equipment                     (4,721)       (2,181)
   Business acquisition                                      (738)
                                                        ---------      --------
   Net cash provided by investing activities               12,449        15,914

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (5,780)       (3,342)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                        7,667         6,352
                                                        ---------      --------
   End of period                                         $  1,887      $  3,010
                                                        ---------      --------
                                                        ---------      --------

CASH PAID DURING PERIOD:
   Interest                                              $    419       $   708
   Income taxes                                          $  1,994       $   971

                        See notes to financial statements

                                    5 of 12

                             NATURAL WONDERS, INC.

NOTES TO FINANCIAL STATEMENTS

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the quarter ended November 1, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 31, 1998.

   This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders and Form 10-K for the fiscal year ended February 1, 1997 as filed with the Securities and Exchange Commission.

2. The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), in 1997. SFAS 128 requires presentation of basic and diluted net earnings per share amounts on the face of the income statement. The Company does not expect such adoption to have a significant impact on its financial statements taken as a whole. In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic area, and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

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

                                    6 of 12

PART I.   FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     As of November 1, 1997, Natural Wonders operated 171 stores in 36 states compared to 150 stores in 36 states as of November 2, 1996. In the first nine months of 1997, three new permanent stores were opened as compared to four new permanent stores in the first nine months of fiscal 1996. Five stores with temporary locations (for the holiday season) were opened in the last week of fiscal October 1997 as compared to none in fiscal October 1996. On May 22, 1997, the Company acquired 12 locations through the acquisition of substantially all of the operating assets of What A World!, Inc. Ten of the stores are in Florida, one store is in New York, and one store is in New Jersey.

SALES

     During the third quarter and first nine months of 1997, sales increased 10.1% and 5.0%, respectively, over the same periods in 1996. The increase was primarily due to the sales generated from the 12 stores acquired from What A World!, Inc. and new stores, as referred to above, and to a full period of sales generated from stores opened in 1996. Additionally, the increase in the third quarter of 1997 was due to an increase in comparable store sales.

     Comparable store sales increased 1.9% in the third quarter of 1997 and decreased 1.4% in the first nine months of 1997 as compared to the same periods in 1996. The increase in the third quarter was due primarily to the introduction of new and proprietary products and the implementation of the Company's marketing promotions and new merchandise strategies. The increase was geographically broad based since almost all of the districts nationwide registered increases.


COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

     Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. As a percentage of sales, these costs decreased to 70.2% in the third quarter of 1997 from 70.5% in the third quarter of 1996 and increased to 73.1% in the first nine months of 1997 from 71.5% in the first nine months of 1996. The decrease in costs as a percentage of sales in the third quarter were primarily due to the capitalization rate used to determine expenses associated with acquiring inventory. The increase in costs as a percentage of sales in the first nine months of 1997 was primarily due to increased clearance and promotional sales, and the impact of the reduction in comparable store sales on store occupancy fixed expenses.


                                    7 of 12

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs increased to 43.0% in the third quarter of 1997 from 42.4% in the third quarter of 1996 and increased to 41.0% in the first nine months of 1997 from 40.2% in the first nine months of 1996. The increase in the costs as a percentage of sales in the third quarter was primarily due to additional payroll costs and incentive compensation which is accrued based on meeting certain earnings targets, but is dependent on year-end results. The increase in the costs as a percentage of sales in the first nine months of 1997 was primarily due to the impact of the decrease in comparable store sales in 1997, and to a charge for severance costs associated with the re-organization of the merchandising department.


OPERATING INCOME

     As a result of the foregoing, the operating loss was $3,317,000 or 13.2% of sales in the third quarter of 1997 versus $2,945,000 or 12.9% of sales in the third quarter of 1996. For the first nine months of 1997, the operating loss was $10,467,000 or 14.1% of sales compared to an operating loss of $8,289,000 or 11.7% of sales in the first nine months of 1996.

INTEREST AND OTHER, NET

     Interest and Other, Net increased to 1.1% of sales in the third quarter of 1997 from 0.9% of sales in the third quarter of 1996 and decreased to 0.5% of sales in the first nine months of 1997 from 0.8% of sales in the first nine months of 1996. The increase in the costs as a percentage of sales in the third quarter of 1997 was primarily due to less interest income on short-term investments. The decrease in the costs as a percentage of sales in the first nine months of 1997 was primarily due to lower interest expense because of the continued reduction of long-term debt and income from managing the 12 What A World!, Inc. locations under an operating agreement between March 10, 1997 and May 22, 1997.

NET LOSS

     As a result of the foregoing, the net loss increased to $2,189,000 or 8.7% of sales in the third quarter of 1997 from $1,920,000 or 8.4% of sales in the third quarter of 1996. For the first nine months of 1997, the net loss increased to $6,615,000 or 8.9% of sales compared to $5,417,000 or 7.7% of sales in the first nine months of 1996.


                                    8 of 12

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital in recent years have been net cash flow from operations. Seasonal working capital requirements have been met through short-term bank borrowings.

     During the first nine months of 1997, cash and cash equivalents decreased $5,780,000. This was primarily due to pre-tax seasonal losses, (generally incurred in the first three quarters), an increase in merchandise inventories, (in part for new and acquired stores), fixtures for new stores, remodeling of existing stores, the pay down of capital lease obligations and long-term debt, and payments for new information systems and income taxes. Cash and cash equivalents were positively impacted by short-term borrowings on the Company's revolving line of credit and the sale of short-term investments. Typically, the short-term borrowings have been paid down and excess cash has been invested in short-term investments after the holiday season; such investments are liquidated during the first three quarters to meet capital asset and seasonal inventory requirements.

     Compared to the third quarter in the prior year, cash decreased due to higher pre-tax seasonal losses, purchasing more inventory and equipment, and paying more income taxes. This was offset in part by increased short-term borrowings on the Company's revolving line of credit and higher accounts payable balances.

     During the remainder of 1997, the Company plans to open six new permanent stores and approximately seven more temporary locations during the holiday season, and has not yet determined the extent of store expansion in 1998. During the remainder of 1997, cash will primarily be used for the purchase of inventory for the peak holiday selling season, capital expenditures for new stores, repayment of debt and payments for the purchase of a sophisticated merchandise information system, including hardware and software. Furthermore, the Company has been authorized to repurchase up to $2,000,000 worth of Natural Wonders Common by September 1998. The Company intends to fund such share repurchases from existing cash, internally generated funds or through short-term debt.

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the "Year 2000" issue. The Company presently believes, with the conversion to a new merchandise and financial information system, the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to the Company's financial position or results of operations in any given year.

     The Company has a credit facility agreement with a commercial bank which includes a revolving line of credit for $12,000,000 expiring on June 1, 1998. The line of credit is also available for the issuance of commercial and standby letters of credit up to $9,500,000 and $500,000 respectively. The Company has the option of choosing interest payable at a rate based on LIBOR plus 1.5%, the bank's reference rate or a rate as quoted by the bank. The agreement contains restrictive covenants which include achieving quarterly earnings/loss targets and maintaining certain financial ratios and requiring bank consent for the payment of dividends.

                                    9 of 12

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


ACCOUNTING PRONOUNCEMENTS

     The Company is required to adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), in 1997. SFAS 128 requires presentation of basic and diluted net earnings per share amounts on the face of the income statement. The Company does not expect such adoption to have a significant impact on its financial statements. In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic area, and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.


                                   10 of 12

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




PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS
          Exhibit 11.1   Computation of Per Share Loss
          Exhibit 27.0   Financial Data Schedule


     b.   REPORTS ON FORM 8-K
          No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of fiscal 1997.


                                   11 of 12

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 12, 1997
                              NATURAL WONDERS, INC.
                                 (Registrant)



                              /s/ Michael J. Waide
                              ______________________________________
                              Michael J. Waide,
                              Senior Vice President, Finance,
                              Chief Financial Officer and Corporate Secretary (Signing on behalf of the registrant and as Principal Accounting and Financial Officer)



                                   12 of 12