Form 10-K
period 1998-01-31
NATURAL WONDERS INC
filed 1998-04-30
CIK 885566

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                    JANUARY 31, 1998
                          -----------------------------------------------------

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

Commission file number:                 0-20035
                        -------------------------------------------------------

                                    NATURAL WONDERS, INC.
                    -----------------------------------------------------
                    (Exact name of registrant as specified in its charter)

         DELAWARE                                           77-0141610
------------------------------                    -----------------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                           Identification No.)

          4209 TECHNOLOGY DRIVE, FREMONT, CALIFORNIA              94538
--------------------------------------------------------    -------------------
           (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code        (510) 252-9600
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to section 12(g) of the Act:  COMMON STOCK,
                                                             PAR VALUE $.0001
                                                             ------------------
                                                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_. NO ___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and ask prices of the Registrant's Common Stock as reported on NASDAQ on March 31, 1998, was $27,538,337. The number of shares of Common Stock, with $.0001 par value, outstanding on March 31, 1998 was 8,099,932 shares.

Documents incorporated by reference:

Items 5, 6, 7 and 8 of Part II are incorporated by reference from the Company's 1997 Annual Report to Stockholders. Items 10, 11, 12 and 13 of
Part III are incorporated by reference from the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders, to be held June 10, 1998. Registrant's definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before May 29, 1998.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Natural Wonders, Inc. (the "Company), is a specialty gift retailer of unique and affordable family gifts inspired by the wonders of science and nature. The Company's merchandise assortment includes telescopes, mineral carvings, globes, personal care, bird feeders, ceramics, wind chimes, apparel, and a variety of interactive toys and games. Natural Wonders' merchandise is moderately priced and appeals to consumers' appreciation of the wonders of the world. Target customers are predominantly well educated, middle income families (adults ages 25 and up and children ages 6 to 12).

Natural Wonders was incorporated in California on December 12, 1986, and reincorporated in Delaware on October 27, 1994. The Company operated 171 stores in 36 states at the end of fiscal 1997. In fiscal 1997, the Company opened 9 stores with permanent locations, opened 12 stores with temporary locations during the holiday season, and closed 2 stores. On May 22, 1997, the Company acquired 12 locations through the acquisition of substantially all of the operating assets of What A World!, Inc. The total purchase price, including acquisition costs, was $738,000. 10 of the stores are in Florida, 1 store is in New York, and 1 store is in New Jersey. At the end of 1997, 1 of the temporary locations remained opened and will be moved to a permanent location in 1998. During the 1998 calendar year, the Company plans to open approximately 9 new stores and, during the holiday season, approximately 20 temporary locations.

PRODUCTS AND MERCHANDISING

During fiscal 1997, the typical Natural Wonders' store stocked a range of 1,900 to 2,400 different stock keeping units ("SKU's"). Specific quantities of merchandise are allocated according to the requirements of individual stores based upon a merchandise classification planning system. While items are offered in a wide range of price points, a majority are priced below $25.00.

The following is a description of the Company's merchandise assortment by product category:

KIDS & DISCOVERY Educational and interactive toys and games: plush animals, ant farms, glow in the dark toys, flow-motion and kinetic sculpture products, creativity kits and novelty toys.

HOME Lighting, ceramics, personal care and relaxation products, home decorative, home fragrance and collectibles.

GARDEN/BACKYARD Wind chimes, bird houses, bird feeders, herb nurseries, sundials and decorative garden accessories such as terracotta thermometers and clocks.

APPAREL T-shirts, sweatshirts and hats for both adults and children, and accessories such as totes and cosmetic bags.

GEOLOGY Agate boxes and bookends, sandstone coasters, jade vases, carved mineral figurines, spheres and mineral games.

OUTDOOR Telescopes, binoculars, picnic accessories, compasses and thermometers.

MUSIC AND VIDEO Compact discs and cassette tapes including instrumental New Age music or environmental sounds, world music and folk dance, and videotape selections featuring nature and science and computer animated subjects.

JEWELRY  Earrings, necklaces and rings.

BOOKS Educational, pictorial, activity and instructional books for adults and children.

OFFICE  Magnets, pens, hi-tech desk accessories and globes.

Natural Wonders' merchandise organization includes 5 product teams, consisting of senior product managers, a product support team, as well as senior merchandising planners and store planners in the planning and allocation teams. The Company currently purchases merchandise from over 650 vendors. These vendors include artisans, craftsmen and importers, as well as larger manufacturers and distributors. In fiscal 1997, no one vendor accounted for more than 5% of the Company's merchandise purchases.

STORE OPENING COSTS

In 1998, the Company estimates average cost for leasehold improvements, furniture and fixtures will be $275,000 per new store, before landlord construction allowances. Capital expenditures for stores with temporary locations will be minimal. In addition, estimated working capital requirements, consisting of inventory purchases, is $112,000 per new store and $120,000 for stores with temporary locations. Estimated average pre-opening costs per store, which are expensed as incurred, are $18,000 for new stores and $12,000 for stores with temporary locations.

MARKETING

Natural Wonders' marketing strategy is to create a store atmosphere which
inspires curiosity, fun and interest for its customers.   The Company has
recently implemented a new branding strategy that emphasizes its marketing philosophy throughout the product assortment offered, the customer service standards exhibited, and the shopping atmosphere created in each location. A new logo as well as new signage, packaging and a new store prototype were introduced to support the branded philosophy. Additionally, the Company has created a customer database that will enable the Company to engage in special promotional and marketing programs.

STORE ENVIRONMENT. Natural Wonders' stores are well lighted with glass storefronts designed to be visible and appealing from a distance. Inside the store, customers find a hands-on environment where they are encouraged to pick up and explore different products. The store environment is enhanced by New Age, contemporary and instrumental music played to demonstrate Natural Wonders' compact disc and cassette tape offerings. A color monitor displays videotapes depicting science and nature themes from Natural Wonders' video collection.

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

DISTRIBUTION

Natural Wonders' merchandise distribution strategy is to process a major portion of its merchandise through a centralized facility. Pre-ticketed merchandise received from suppliers at this facility is inspected and warehoused for distribution to all stores. Orders are picked and shipped to the stores on a weekly basis throughout most of the year. During preparation for the holiday selling season, merchandise is shipped more frequently. The Company uses primarily common carriers to ship merchandise to its stores.

INFORMATION SYSTEMS

In February 1998, the Company completed installation of a new management information system that integrates merchandising, distribution, and financial systems. The new system is intended to provide detailed information about all aspects of product flow and sales, and includes a data warehouse that allows the management of inventory by SKU and the analysis of store trends. In 1998, the Company plans to implement a new point-of-sale system, as well as a planning and decisions support module. The objective of these changes is to enable the Company to manage inventory more efficiently, and improve customer service and execution at the store level.

COMPETITION

The specialty retail business is highly competitive. Within the nature and science segment of specialty retailing, the Company competes with The Nature Company, a subsidiary of The Discovery Channel, Inc., as well as many other national and regional specialty stores such as The Learningsmith, Store of Knowledge and World of Science stores. The Company competes on the basis of product assortment, customer service, store location and attractiveness of store design. Managaement believes that its moderately priced merchandise assortment, high level of customer service and open store design enable it to compete effectively. Natural Wonders also competes with specific segments of a wide variety of department and specialty stores, many of which are larger and have substantially greater resources than the Company. There is no assurance that in the future the Company will not face greater competition from other national or regional retailers.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and substantially all of its net income have been realized during the fourth fiscal quarter (which includes the November/December holiday season), and levels of sales and net earnings have been significantly lower in the first three fiscal quarters, usually resulting in losses in these quarters. If for any reason the Company's sales were substantially below seasonal norms during the months of November and December, the Company's annual results would be adversely affected. The Company's quarterly results of operations may fluctuate significantly as a result of comparable store sales levels, the timing of new store openings and the amount of revenue contributed by new stores.

EMPLOYEES

As of January 31, 1998, the Company had approximately 2,600 employees. A significant number of seasonal employees are hired during each holiday selling season. None of the Company's employees is represented by a labor union.

FUTURE RESULTS

This report contains forward-looking statements regarding, among other matters, the Company's future strategy, store opening plans, merchandising strategy and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors. The success of the Company's operations depends upon a number of factors relating to consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. The Company's future growth also depends upon the continued successful implementation of its new information system and demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.

ITEM 2.  PROPERTIES

The Company leases corporate offices in Fremont, California and a distribution facility in Louisville, Kentucky. The corporate facility lease expires in 2004 and the distribution facility lease expires in 2014 with two five-year options. Management believes that the capacity of the corporate offices and distribution center will be sufficient for the foreseeable future.

As of January 31, 1998, the Company operated 171 stores in 36 states occupying approximately 423,000 gross square feet of leased space. The average size of a Natural Wonders store is approximately 2,500 square feet. The Company leases all of the stores with most lease terms ranging from 8 to 11 years and expiring between 1998 and 2008. Most leases for the Company's stores contain provisions for percentage rental payments after a specified sales level has been achieved.

ITEM 3.  LEGAL PROCEEDINGS

On January 15, 1998, Hasbro, Inc. filed a lawsuit against the Company in the United States District Court for the District of Massachusetts. The complaint alleges that certain products sold by the Company infringe two patents of the plaintiff and seeks injunctive relief, unspecified damages, and enhanced damages and attorneys fees. The proceeding is still in its early stages and no discovery has been conducted, nor have responsive pleadings yet been filed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

The information required is incorporated by reference from page 24 of the Company's 1997 Annual Report to Stockholders for the fiscal year ended January 31, 1998 (the "1997 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA

The information required is incorporated by reference from page 7 of the Company's 1997 Annual.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required is incorporated by reference from pages 8 through 10 of the Company's 1997 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required is incorporated by reference from pages 11 through 23 of the Company's 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the Directors and the Executives of the Registrant is incorporated by reference from the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders.

There are no family relationships among directors or executive officers of the Company. The executive officers are elected by and serve at the discretion of the Company's Board of Directors. The Company is dependent upon the efforts of its executive officers, the loss of whom could materially affect the Company's business, financial condition and results of operations.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required is incorporated by reference from the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required is incorporated by reference from the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required is incorporated by reference from the definitive Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders.

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.

     1.  FINANCIAL STATEMENTS

         The following Financial Statements of the Registrant and Independent Auditors' Report on such Financial Statements are incorporated by reference from the Company's 1997 Annual Report to Stockholders, in
         Part II, Item 8:

         Statements of Earnings for fiscal years 1997, 1996, and 1995

         Balance Sheets at January 31, 1998 and February 1, 1997

         Statements of Cash Flows for fiscal years 1997, 1996, and 1995

         Statements of Stockholders' Equity for fiscal years 1997, 1996, and
         1995

         Notes to Financial Statements

         Independent Auditors' Report

     2.  FINANCIAL STATEMENT SCHEDULES

         Schedules not listed above have been omitted because they are not applicable or are not required.

     3.  EXHIBITS

         A list of Exhibits required to be filed as part of this report is set forth on pages 8 through 10 of this report.

(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of fiscal 1997.

                                    SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date:       April 30, 1998                     NATURAL WONDERS, INC.
      -----------------------------        -------------------------------
                                                   (Registrant)

                                       By: /s/ Peter G. Hanelt
                                           -------------------------------
                                           Chief Financial Officer, Chief
                                           Chief Operating Officer and Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

SIGNATURE                                TITLE
---------                                -----

/S/ PEARSON C. CUMMIN III
------------------------------       Chairman of the Board
(Pearson C. Cummin III)


/S/ KATHLEEN M. CHATFIELD            Chief Executive Officer, President
------------------------------       and Director (Principal Executive
(Kathleen M. Chatfield)              Officer)


/S/ PETER G. HANELT                  Chief Financial Officer, Chief
------------------------------       Operating Officer and Director (Principal
(Peter G. Hanelt)                    Accounting and Financial Officer)

/S/ DAVID FOLKMAN
------------------------------       Director
(David Folkman)


/S/ PETER L. HARRIS
------------------------------       Director
(Peter L. Harris)


/S/ JULIUS JENSEN III
------------------------------       Director
(Julius Jensen III)



Date:  April 30, 1998

                                  INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                DESCRIPTION                       PAGE
-------                               -----------                   ------------
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




                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                DESCRIPTION                       PAGE
-------                               -----------                   ------------
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




                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                                DESCRIPTION                       PAGE
-------                               -----------                   ------------

10.24.1     Amendment to Business Loan Agreement, dated February
            28, 1997 between the Company and Bank of America,
            National Trust and Savings Association is incorporated by reference to Exhibit 10.24.1 of the 1996 Form 10-K.

10.27* Employment Agreement entered into on September 15,1997 between the Company and Kathleen M. Chatfield.

10.28 Credit Agreement entered into on August 19, 1997 between the Company and Wells Fargo Bank, National
            Association.

13.1        1997 Annual Report to Stockholders.

23.1        Independent Auditors' Consent.

27.1        Financial Data Schedule - 1997

27.2        Financial Data Schedule - 1997 restated quarters

27.3        Financial Data Schedule - 1996 restated year and quarters

            * Plan or agreement pursuant to which the Company's
              officers or directors have received compensation.