Form 10-Q
period 1998-05-02
NATURAL WONDERS INC
filed 1998-06-16
CIK 885566

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                                     FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended MAY 2, 1998

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



Common stock outstanding as of May 30, 1998:  8,058,659 shares of common stock.



                                      1 of 12

                               NATURAL WONDERS, INC.
                                       INDEX



                                                                   Page
                                                                  Number

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Condensed Statements of Operations                        3
          Quarters ended May 2, 1998 and May 3, 1997

          Condensed Balance Sheets                                  4
          May 2, 1998, January 31, 1998 and May 3, 1997

          Condensed Statements of Cash Flows                        5
          Three months ended May 2, 1998 and May 3, 1997

          Notes to Condensed Financial Statements                   6-7

ITEM 2.   Management's Discussion and Analysis of                   8-11
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                         11

ITEM 2.   Changes in Securities - None

ITEM 3.   Defaults Upon Senior Securities - None

ITEM 4.   Submission of Matters to a Vote of Security
            Holders - None

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K                          11

          SIGNATURE                                                 12


                                      2 of 12

                 NATURAL WONDERS, INC.
            CONDENSED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                      (UNAUDITED)



                                                           QUARTER ENDED
                                               ------------------------------------
                                                   MAY 2,                  MAY 3,
                                                   1998                    1997
                                                  -------                 -------

Net sales                                       $  23,265               $  22,236
Cost of goods sold and
    store occupancy expenses                       19,438                  16,419
                                                  -------                 -------
      Gross margin                                  3,827                   5,817
Selling, general & administrative expenses         11,048                   9,173
                                                  -------                 -------
      Operating loss                               (7,221)                 (3,356)


Interest expense                                       70                     156
Interest income and other, net                        (27)                    (70)
                                                  -------                 -------
      Loss before taxes                            (7,264)                 (3,442)
Income tax benefit                                 (2,688)                 (1,343)
                                                  -------                 -------
      Net loss                                  $  (4,576)              $  (2,099)
                                                  -------                 -------
                                                  -------                 -------


Net loss per share, basic & diluted:            $   (0.57)              $   (0.26)



Shares used in computing per share amounts,
    basic and diluted:                              8,072                   7,988

                         See notes to financial statements

                                           3 of 12

                NATURAL WONDERS, INC.
               CONDENSED BALANCE SHEETS
          (IN THOUSANDS, EXCEPT SHARE DATA)
                     (UNAUDITED)




                                                           MAY 2,            JANUARY 31,          MAY 3,
                                                           1998                1998                1997
                                                       ------------        ------------        ------------

                          ASSETS

Current Assets:
   Cash and cash equivalents                          $       3,247        $      6,351        $      3,471
   Short-term investments                                     3,002              13,400              13,000
   Merchandise inventories                                   27,072              23,184              23,098
   Prepaid expenses and other current assets                  7,798               5,332               6,374
                                                       ------------        ------------        ------------
          Total current assets                               41,119              48,267              45,943
Property and Equipment:
   Leasehold improvements                                    29,510              28,818              26,037
   Property and equipment under capital lease                 4,993               4,993              13,181
   Furniture, fixtures and equipment                         28,287              27,232              14,564
                                                       ------------        ------------        ------------
                                                             62,790              61,043              53,782
   Less accumulated depreciation and amortization           (33,760)            (32,200)            (27,871)
                                                       ------------        ------------        ------------
                                                             29,030              28,843              25,911
Other Assets                                                  2,216               2,227               1,778
                                                       ------------        ------------        ------------
Total Assets                                          $      72,365        $     79,337        $     73,632
                                                       ------------        ------------        ------------
                                                       ------------        ------------        ------------



       LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
   Trade accounts payable                             $       8,423        $      7,997        $      6,876
   Accrued compensation and related costs                     2,184               2,825               1,961
   Accrued liabilities                                        4,119               3,636               2,629
   Income taxes payable                                         312               1,857                 198
   Current portion of capital lease obligations                 755                 866               1,603
   Current portion of long-term debt                          1,235               1,405               1,547
                                                       ------------        ------------        ------------
       Total current liabilities                             17,028              18,586              14,814
Capital Lease Obligations                                       271                 461               1,019
Long-Term Debt                                                  211                 683               1,769
Deferred Rent                                                 3,723               3,805               3,971
Commitments and Contingencies
Stockholders' Equity:
   Common stock, par value $.0001; authorized
   17,000,000 shares; issued
   8,155,709, 8,072,109 and 7,987,514 shares                      1                   1                   1
   Capital in excess of par value                            34,746              34,528              34,252
   Retained earnings                                         16,697              21,273              17,806
                                                       ------------        ------------        ------------
                                                             51,444              55,802              52,059

   Less: Treasury stock at cost:  67,800 shares                 312


       Total stockholders' equity                            51,132              55,802              52,059
                                                       ------------        ------------        ------------
Total Liabilities and Stockholders' Equity            $      72,365        $     79,337        $     73,632
                                                       ------------        ------------        ------------
                                                       ------------        ------------        ------------

          See notes to financial statements

                                              4 of 12

                      NATURAL WONDERS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS
                      (DOLLARS IN THOUSANDS)
                           (UNAUDITED)



                                                                                THREE MONTHS ENDED
                                                                         -------------------------------
                                                                          MAY 2, 1998        MAY 3, 1997
                                                                         ------------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                              $    (4,576)      $     (2,099)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                             1,683              1,542
      Loss on sale of asset                                                       183
      Change in operating assets and liabilities:
         Merchandise inventories                                               (3,888)            (2,569)
         Prepaid expenses and other assets                                     (2,455)            (2,183)
         Trade accounts payable                                                   426              1,701
         Accrued compensation and related costs                                  (641)              (562)
         Accrued liabilities                                                      483                 29
         Income tax payable                                                    (1,545)            (2,044)
         Deferred rent                                                            (82)               (52)
                                                                         ------------        -----------
  Net cash used in operating activities                                       (10,412)            (6,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                               (301)            (1,687)
   Principal payments on long-term debt                                          (642)
   Purchase of treasury stock                                                    (312)
   Exercise of stock options and warrants                                         218                  2
                                                                         ------------        -----------
   Net cash used in financing activities                                       (1,037)            (1,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                         (6,902)            (3,200)
   Sales of short-term investments                                             17,300              8,100
   Purchases of property and equipment                                         (2,053)            (1,174)
                                                                         ------------        -----------
  Net cash provided by investing activities                                     8,345              3,726

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (3,104)            (4,196)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                            6,351              7,667
                                                                         ------------        -----------
   End of period                                                          $     3,247       $      3,471
                                                                         ------------        -----------
                                                                         ------------        -----------


CASH PAID DURING PERIOD:
   Interest                                                               $        76        $       157
   Income taxes                                                           $     1,545        $     1,862



                                See notes to financial statements

                                               5 of 12

                       NATURAL WONDERS, INC.
                       ---------------------

NOTES TO FINANCIAL STATEMENTS

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the quarter ended May 2, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 1999.

     This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders and Form 10-K for the fiscal year ended January 31, 1998 as filed with the Securities and Exchange Commission.

2. In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic area, and major customers. Adoption of these statements will not materially impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

3. Effective June 5, 1998, Natural Wonders, Inc. reached a negotiated settlement of the patent infringement claim disclosed in its annual report and Form 10K as of fiscal year end January 31, 1998. The claim involved the sale of product primarily in the company's fiscal years of 1996 and 1997 ending January 28, 1997 and January 31, 1998 respectively. The current year impact of the settlement, including the cash settlement paid, legal expenses and reserves, net of amounts previously accrued, was approximately $525,000 or $0.04 per share.

4. The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $12,000,000 which expires on June 1, 1998. The line of credit is also available for the issuance of commercial and standby letters of credit up to $9,500,000 and $500,000 respectively. The Company has the option of choosing interest payable at a rate based on LIBOR plus 1.5%, the bank's reference rate or a rate as quoted by the bank at the time of borrowing. The Company has a second credit facility with another commercial bank, which includes a revolving line of credit for $3,000,000 which expires on June 30, 1998. Commercial and standby letters of credit are also available up to $3,000,000. Both agreements contain restrictive covenants, which include achieving quarterly earnings/loss targets, maintaining certain financial ratios, and requiring bank consent for the payment of dividends. The Company was out of compliance with one of the banks as of May 2, 1998, and is in the process of renegotiating the terms of its lines. The Company believes it will be able to renew or replace such credit facilities on substantially similar terms.


                                      6 of 12

5. In fiscal 1997 the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of the Company's outstanding common stock. Beginning in February 1998, the Company began repurchasing stock and as of the end of the first quarter of fiscal 1998 had purchased 67,800 shares for a total of $312,000.


                                    7 of 12

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

GENERAL

     As of May 2, 1998, Natural Wonders operated 173 stores in 36 states compared to 152 stores in 36 states as of May 3, 1997. In the first three months of 1998, three new stores were opened and one store was closed as compared to one new store opened in the first three months of fiscal 1997.

SALES

     During the first quarter of 1998, sales increased 4.6% over the same period in 1997. The increase was primarily due to new stores and to a full period of sales generated from stores opened in 1997. Comparable store sales decreased 5.1% in the first quarter of 1998, as compared to the same period in 1997. The decrease in the first quarter was primarily due to continued weakness in the Discovery and Kids merchandizing areas.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

     Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. As a percentage of sales, these costs increased to 83.5% in the first quarter of 1998 from 73.8% in the first quarter of 1997. The increase in costs as a percentage of sales in the first quarter was primarily due to increased clearance and promotional sales, store occupancy costs which increased as a percentage of sales due to increased occupancy costs in new and acquired stores, and to the impact of the reduction in comparable store sales on store occupancy fixed expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs increased to 47.5% in the first quarter of 1998 from 41.3% in the first quarter of 1997. The increase in the costs as a percentage of sales in the first quarter was primarily due to a legal settlement and costs, as well as store payroll costs, which could not be fully leveraged with the decrease in comparable store sales.

OPERATING INCOME

     As a result of the foregoing, the operating loss was $7,221,000 or 31.0% of sales in the first quarter of 1998 versus $3,356,000 or 15.1% of sales in the first quarter of 1997.


                                8 of 12

INTEREST AND OTHER, NET

     Interest and Other, Net decreased to 0.02% of sales in the first quarter of 1998 from 0.4 % of sales in the first quarter of 1997. The decrease was primarily due to a decline in interest expense as a result of reduced average borrowings.

NET LOSS

     As a result of the foregoing, the net loss increased to $4,576,000 or 19.7% of sales in the first quarter of 1998 from $2,099,000 or 9.4% of sales in the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary sources of capital in recent years have been net cash flow from operations. Seasonal working capital requirements have been met through short-term bank borrowings.

     During the first three months of fiscal 1998, cash and cash equivalents decreased $13,490,000. This was primarily due to seasonal operating losses, (historically incurred in the first three fiscal quarters), an increase in merchandise inventories and fixtures for new stores, the pay down of capital lease and long-term debt obligations, and payments for new information systems and income taxes. Additionally, in fiscal 1997 the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of the Company's outstanding common stock. Beginning in February 1998, the Company began repurchasing stock and as of the end of the first quarter of fiscal 1998 had purchased 67,800 shares for a total of $312,000. Cash and cash equivalents were positively impacted by the sale of short-term investments.

     Compared to the first quarter in the prior year, cash decreased due to higher seasonal operating losses and purchasing more inventory and equipment. This was offset in part by higher accounts payable balances and sales of short-term investments.

     During the remainder of 1998, the Company plans to open 6 new stores and, during the holiday season, approximately 20 temporary store locations. The Company anticipates that cash for the remainder of 1998 will primarily be used for capital expenditures and merchandise inventory for new stores and temporary locations, a new point-of-sale system for the stores, repayment of debt, and to purchase inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season.

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue. The Company presently believes, with the new merchandise and financial information system placed in service in February 1998, the Year 2000 will not pose significant operational problems. The Company also believes that customers are not likely to be affected by the Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The

                                      9 of 12

Company does not expect expenditures related to the Year 2000 issue to be material and as such, costs associated with Year 2000 are not expected to have a significant impact on the Company's results of operations, liquidity, or capital resources.

     The Company has a credit facility agreement with a commercial bank, which includes a revolving line of credit for $12,000,000 which expires on June 1, 1998. The line of credit is also available for the issuance of commercial and standby letters of credit up to $9,500,000 and $500,000 respectively. The Company has the option of choosing interest payable at a rate based on LIBOR plus 1.5%, the bank's reference rate or a rate as quoted by the bank at the time of borrowing. The Company has a second credit facility with another commercial bank, which includes a revolving line of credit for $3,000,000 which expires on June 30, 1998. Commercial and standby letters of credit are also available up to $3,000,000. Both agreements contain restrictive covenants, which include achieving quarterly earnings/loss targets, maintaining certain financial ratios, and requiring bank consent for the payment of dividends. The Company was out of compliance with one of the banks as of May 2, 1998, and is in the process of renegotiating the terms of its lines. The Company believes it will be able to renew or replace such credit facilities on substantially similar terms.

     The Company believes that current cash and short-term investments together with its cash flow from operations, long-term debt and funds available under its credit facility agreement will be sufficient to fund the Company's operations for the next 12 months.

INFLATION AND SEASONALITY
-------------------------

     The Company does not believe that its operations have been materially affected by inflation during the three recent fiscal years or in 1998 to date. However, there is no assurance that its business will not be affected by inflation in the future.

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

ACCOUNTING PRONOUNCEMENTS
-------------------------

In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic area, and major customers. Adoption of these statements will not materially impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.
                                      10 of 12

FUTURE RESULTS
--------------

     This report contains forward-looking statements regarding, among other matters, the Company's future strategy, store opening plans, merchandising strategy and growth. The forward- looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. Forward-looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors such as consumer spending which is dependent on economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.




PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Effective June 5, 1998, Natural Wonders, Inc. reached a negotiated settlement of the patent infringement claim disclosed in its annual report and Form 10K as of fiscal year end January 31, 1998. The claim involved the sale of product primarily in the company's fiscal years of 1996 and 1997 ending January 28, 1997 and January 31, 1998, respectively. The current year impact of the settlement, including the cash settlement paid, legal expenses and reserves, net of amounts previously accrued, was approximately $525,000 or $0.04 per share.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS
          Exhibit 11.1   Computation of Per Share Loss
          Exhibit 27.1   Financial Data Schedule


     B.   REPORTS ON FORM 8-K
          No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of fiscal 1998.


                                  11 of 12

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 16, 1998
                              NATURAL WONDERS, INC.
                                 (Registrant)



                              /s/ Peter G. Hanelt
                              ______________________________________
                              Peter G. Hanelt,
                                Acting Chief Executive Officer,
                              Chief Financial Officer
                              (Signing on behalf of the registrant and
                              as Principal Accounting and Financial Officer)



                                       12 of 12