Form 10-Q
period 1998-08-01
NATURAL WONDERS INC
filed 1998-09-15
CIK 885566

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                 FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended AUGUST 1, 1998

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

               YES   X             NO
                   -----


Common stock outstanding as of August 29, 1998: 8,011,489 shares of common stock.


                                   1 of 14

                            NATURAL WONDERS, INC.
                                    INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Condensed Statements of Operations                             3
          Quarters ended August 1, 1998 and August 2, 1997

          Condensed Balance Sheets                                       4
          August 1, 1998, January 31, 1998 and August 2, 1997

          Condensed Statements of Cash Flows                             5
          Six months ended August 1, 1998 and August 2, 1997

          Notes to Condensed Financial Statements for the                6-7
          period ended August 1, 1998

ITEM 2.   Management's Discussion and Analysis of                        8-11
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                              11

ITEM 2.   Changes in Securities - None

ITEM 3.   Defaults Upon Senior Securities - None

ITEM 4.   Submission of Matters to a Vote of Security Holders            12

ITEM 5.   Other Information - None

ITEM 6.   Exhibits and Reports on Form 8-K                               13

          SIGNATURE                                                      14



                                    2 of 14

                            NATURAL WONDERS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (Unaudited)

                                                QUARTER ENDED               SIX MONTHS ENDED
                                           -----------------------      ------------------------
                                           AUGUST 1,     AUGUST 2,      AUGUST 1,      AUGUST 2,
                                             1998          1997           1998            1997
                                           ---------     ---------      ---------      ---------
Net sales                                   $27,443       $26,850        $50,708        $49,086
Cost of goods sold and
  store occupancy expenses                   19,961        20,159         39,398         36,578
                                            -------       -------        -------        -------
     Gross margin                             7,482         6,691         11,310         12,508
Selling, general & administrative expenses    9,942        10,484         20,991         19,657
                                            -------       -------        -------        -------
     Operating loss                          (2,460)       (3,793)        (9,681)        (7,149)

Interest expense                                 57           136            125            292
Other expenses
Interest income and other, net                  (26)         (113)           (52)          (183)
                                            -------       -------        -------        -------
     Loss before taxes                       (2,491)       (3,816)        (9,754)        (7,258)
Income tax benefit                             (922)       (1,489)        (3,609)        (2,832)
                                            -------       -------        -------        -------
     Net loss                               $(1,569)      $(2,327)       $(6,145)       $(4,426)
                                            -------       -------        -------        -------
                                            -------       -------        -------        -------

Net earnings per common share:
Basic                                       $ (0.19)      $ (0.29)       $ (0.76)       $ (0.55)
Diluted                                     $ (0.19)      $ (0.29)       $ (0.76)       $ (0.55)

Weighted average common shares outstanding
Basic                                         8,084         7,993          8,066          7,990
Diluted                                       8,084         7,993          8,066          7,990


                          See notes to financial statements


                                   3 of 14

                            NATURAL WONDERS, INC.
                           CONDENSED BALANCE SHEETS
                            (Dollars in thousands)
                                 (Unaudited)

                                                       AUGUST 1,    JANUARY 31,    AUGUST 2,
                                                         1998          1998          1997
                                                       ---------    -----------    ---------
       ASSETS
Current Assets:
  Cash and cash equivalents                            $    298      $  6,351      $  6,928
  Short-term investments                                      0        13,400         3,300
  Merchandise inventories                                26,263        23,184        25,262
  Prepaid expenses and other current assets               9,065         5,332         7,323
                                                       --------      --------      --------
     Total current assets                                35,626        48,267        42,813
Property and Equipment:
  Leasehold improvements                                 30,103        28,818        26,501
  Property and equipment under capital lease              4,993         4,993         8,434
  Furniture, fixtures and equipment                      29,080        27,232        20,946
                                                       --------      --------      --------
                                                         64,176        61,043        55,881
  Less accumulated depreciation and amortization        (35,493)      (32,200)      (29,408)
                                                       --------      --------      --------
                                                         28,683        28,843        26,473
Other Assets                                              2,217         2,227         1,785
                                                       --------      --------      --------
Total Assets                                           $ 66,526      $ 79,337      $ 71,071
                                                       --------      --------      --------
                                                       --------      --------      --------


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable                               $  3,979      $  7,997      $  6,750
  Accrued compensation and related costs                  2,052         2,825         2,717
  Accrued liabilities                                     3,326         3,636         2,880
  Short-term borrowings                                   2,650             0             0
  Income taxes payable                                      121         1,857           198
  Current portion of capital lease obligations              672           866         1,398
  Current portion of long-term debt                         373         1,405         1,410
                                                       --------      --------      --------
     Total current liabilities                           13,173        18,586        15,353
Capital Lease Obligations                                    63           461           749
Long-Term Debt                                              178           683         1,268
Deferred Rents                                            3,691         3,805         3,924
Commitments and Contingencies
Stockholders' Equity:
  Common stock, par value $.0001; authorized
  17,000,000 shares; outstanding
  8,058,289, 8,072,109 and 8,001,177 shares                   1             1             1
  Capital in excess of par value                         34,824        34,528        34,297
  Retained earnings                                      15,128        21,273        15,479
                                                       --------      --------      --------
     Total capital and retained earnings                 49,953        55,802        49,777
     Less:  Treasury Stockholders'
       (120,100 shares) at cost                             532             0             0
                                                       --------      --------      --------
     Total Stockholders' equity                          49,421        55,802        49,777
                                                       --------      --------      --------
Total Liabilities and Stockholders' Equity             $ 66,526      $ 79,337      $ 71,071
                                                       --------      --------      --------
                                                       --------      --------      --------

                        See notes to financial statements


                                    4 of 14

                            NATURAL WONDERS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                        SIX MONTHS ENDED
                                                -------------------------------
                                                AUGUST 1, 1998   AUGUST 2, 1997
                                                --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                          $ (6,145)       $ (4,426)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                      3,419           3,079
    Loss on sale of asset                                183
    Change in operating assets and liabilities:
       Merchandise inventories                        (3,079)         (4,418)
       Prepaid expenses and other assets              (3,722)         (3,139)
       Trade accounts payable                         (4,018)          1,575
       Accrued compensation and related costs           (772)            194
       Accrued liabilities                              (310)            280
       Income tax payable                             (1,737)         (2,044)
       Deferred rent                                    (114)            (99)
                                                    --------        --------
  Net cash used in operating activities              (16,295)         (8,998)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                 (6,902)         (3,200)
  Sales of short-term investments                     20,300          17,800
  Proceeds from sale of equipment
  Purchases of property and equipment                 (3,440)         (2,850)
  Business acquisition                                  (738)
                                                    --------        --------
 Net cash provided by investing activities             9,958          11,012

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease                   (592)         (2,800)
    obligations
  Principal payments on long-term debt                (1,538)
  Net borrowing on line of credit                      2,650
  Purchase of treasury stock                            (532)
  Issuance of common stock                                39
  Exercise of stock options and warrants                 257              47
                                                    --------        --------
  Net cash provided by/(used in)
    financing activities                                 284          (2,753)

NET DECREASE IN CASH AND CASH EQUIVALENTS             (6,053)           (739)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                    6,351           7,667
                                                    --------        --------
  End of period                                     $    298        $  6,928
                                                    --------        --------
                                                    --------        --------

CASH PAID DURING PERIOD:
  Interest                                          $    129        $    293
  Income taxes                                      $  1,737        $  1,927



                       See notes to financial statements


                                    5 of 14

                             NATURAL WONDERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE PERIOD ENDED AUGUST 1, 1998

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the quarter ended August 1, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 1999.

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

3. Effective June 5, 1998, Natural Wonders, Inc. reached a negotiated settlement of the patent infringement claim disclosed in its Form 10-K for the year ended 1997. The current year impact of the settlement, including legal expenses and reserves was approximately $525,000. This was recorded in the first quarter ended May 2, 1998.

4. In fiscal 1997 the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of the Company's outstanding common stock. Beginning in February 1998, the Company began repurchasing stock and as of the end of the second quarter of fiscal 1998 had purchased 120,100 shares for a total of $532,000.


                                    6 of 14

5. The Company had a credit facility agreement with a commercial bank, which included a revolving line of credit for $12,000,000 which expired on June 1, 1998. The line of credit was also available for the issuance of commercial and standby letters of credit up to $9,500,000 and $500,000 respectively. The Company had a second credit facility with another commercial bank, which included a revolving line of credit for $3,000,000 which expired on June 30, 1998. Commercial and standby letters of credit were also available up to $3,000,000. The Company has replaced both facilities with a single facility at one of the banks. The new credit facility agreement has a maximum total availability of $23,000,000 during the increase period, which is from September 1, 1998 through December 31, 1998 and $12,000,000 for the rest of its term, which is July 1, 1998 through August 31, 1998 and January 1, 1999 through June 30, 1999. The facility includes borrowing on a line of credit for up to $23,000,000 during the increase period and $7,000,000 during the remainder of the term. The facility is also available for the issuance of commercial and stand-by letters of credit for up to $4,000,000 each during the increase period and $8,000,000 each for the rest of the term. The total borrowings on the line of credit and the letters of credit may not exceed $23,000,000 during the increase period or $12,000,000 during the remainder of the term. There is a 60 consecutive day out of borrowing period for the line of credit between December 31, 1998 and the maturity date of the line of credit. The Company has the option of choosing interest payable at a rate based on LIBOR plus 1.5% or a rate equal to the bank's prime rate. The agreement contains restrictive covenants, which include achieving quarterly earnings/loss targets, maintaining certain financial ratios, and requiring bank consent for the payment of dividends. The Company was in compliance with the bank covenants as of August 1, 1998.


                                    7 of 14

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     As of August 1, 1998, Natural Wonders operated 175 stores in 36 states compared to 165 stores in 36 states as of August 1, 1997. In the first six months of 1998, five new stores were opened and one store was closed as compared to two new stores opened in the first six months of fiscal 1997, as well as 12 stores acquired from What a World!, Inc., on May 22, 1997.

SALES

     During the second quarter of 1998, sales increased 2.2% over the same period in 1997. The increase was primarily due to new stores and to a full period of sales generated from stores opened and acquired in 1997. Comparable store sales decreased 4.0% in the second quarter of 1998, as compared to the same period in 1997. The decrease in the second quarter was primarily due to continued weakness in the Discovery and Kids merchandising areas.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

     Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. As a percentage of sales, these costs decreased to 72.7% in the second quarter of 1998 from 75.1% in the second quarter of 1997. The decrease in costs as a percentage of sales in the second quarter was primarily due to decreased clearance and promotional sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs decreased to 36.2% in the second quarter of 1998 from 39.0% in the second quarter of 1997. The decrease in the costs as a percentage of sales in the second quarter was primarily due to efforts to control costs.

OPERATING INCOME

     As a result of the foregoing, the operating loss was $2,460,000 or 9.0% of sales in the second quarter of 1998 versus $3,793,000 or 14.1% of sales in the second quarter of 1997.


                                       8 of 14

INTEREST AND OTHER, NET

     Interest and Other, Net remained at 0.1% of sales in the second quarter of 1998 compared to the second quarter of 1997.

NET LOSS

     As a result of the foregoing, the net loss decreased to $1,569,000 or 5.7% of sales in the second quarter of 1998 from $2,327,000 or 8.7% of sales in the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital in recent years have been net cash flow from operations. Seasonal working capital requirements have been met through short-term bank borrowings.

     During the first six months of fiscal 1998, cash and investments decreased $19,453,000. This was primarily due to seasonal operating losses, (historically incurred in the first three fiscal quarters), an increase in merchandise inventories and fixtures for new stores, the pay down of capital lease and long-term debt obligations, and payments for new information systems and income taxes. Additionally, in fiscal 1997 the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of the Company's outstanding common stock. Beginning in February 1998, the Company began repurchasing stock and as of the end of the second quarter of fiscal 1998 had purchased 120,100 shares for a total of $532,000.

     Compared to the second quarter in the prior year, cash and investments decreased due to higher seasonal operating losses, purchasing more inventory and equipment, lower accounts payable, stock repurchases and paydowns of long-term debt and capital leases. This was offset in part by short-term borrowings.

     During the remainder of 1998, the Company plans to open 3 new stores and, during the holiday season, approximately 20 temporary store locations. The Company anticipates that cash for the remainder of 1998 will primarily be used for capital expenditures and merchandise inventory for new stores and temporary locations, a new point-of-sale system for the stores, repayment of debt, and to purchase inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season.

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue. The Company presently believes, with the new merchandise and financial information system placed in service in February 1998, the Year 2000 will not pose significant operational problems. The Company also believes that customers are not likely to be affected by the Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The


                                       9 of 14

Company does not expect expenditures related to the Year 2000 issue to be material and as such, costs associated with Year 2000 have not and are not expected to have a significant impact on the Company's results of operations, liquidity, or capital resources. The Company is currently assessing the need for a Year 2000 contingency plan.

     The Company had a credit facility agreement with a commercial bank, which included a revolving line of credit for $12,000,000 which expired on June 1, 1998. The line of credit was also available for the issuance of commercial and standby letters of credit up to $9,500,000 and $500,000 respectively. The Company had a second credit facility with another commercial bank, which included a revolving line of credit for $3,000,000 which expired on June 30, 1998. Commercial and standby letters of credit were also available up to $3,000,000. The Company has replaced both facilities with a single facility at one of the banks. The new credit facility agreement has a maximum total availability of $23,000,000 during the increase period, which is from September 1, 1998 through December 31, 1998 and $12,000,000 for the rest of its term, which is July 1, 1998 through August 31, 1998 and January 1, 1999 through June 30, 1999. The facility includes borrowing on a line of credit for up to $23,000,000 during the increase period and $7,000,000 during the remainder of the term. The facility is also available for the issuance of commercial and stand-by letters of credit for up to $4,000,000 each during the increase period and $8,000,000 each for the rest of the term. The total borrowings on the line of credit and the letters of credit may not exceed $23,000,000 during the increase period or $12,000,000 during the remainder of the term. There is a 60 consecutive day out of borrowing period for the line of credit between December 31, 1998 and the maturity date of the line of credit. The Company has the option of choosing interest payable at a rate based on LIBOR plus 1.5% or a rate equal to the bank's prime rate. The agreement contains restrictive covenants, which include achieving quarterly earnings/loss targets, maintaining certain financial ratios, and requiring bank consent for the payment of dividends. The Company was in compliance with the bank covenants as of August 1, 1998.

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


                                       10 of 14

ACCOUNTING PRONOUNCEMENTS

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


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Effective June 5, 1998, Natural Wonders, Inc. reached a negotiated settlement of the patent infringement claim disclosed in its Form 10-K for the year ended 1997. The current year impact of the settlement, including legal expenses and reserves was approximately $525,000. This was recorded in the first quarter ended May 2, 1998.


                                       11 of 14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on June 10, 1998 at its principal offices in Fremont, California. Of the shares outstanding as of the record date, 7,592,686 shares were present at the meeting or represented by proxies, representing approximately 93.0% of the total votes eligible to be cast.

     At the meeting the stockholders voted to elect two (2) Class II directors of the Company to each serve a three year term and until their successors are duly elected and qualified. The names of the Class II directors elected at the Annual Meeting and the votes cast with respect to each individual are set forth below.

                                        For              Withheld
                                     ---------           --------
     Peter G. Hanelt                 7,053,144            539,542
     Julius Jensen III               7,053,644            539,042


     The following Class I directors continued to hold office:
     Peter L. Harris, David H. Folkman

     The following Class III director continued to hold office:
     Pearson C. Cummin III

The Company's stockholders also voted to approve the following:

     - To amend the Company's 1993 Omnibus Stock Plan to increase the number of shares reserved for issuance thereunder from 2,000,000 to 2,500,000; increase the number of shares of common stock underlying options granted to one optionee within any fiscal year from 100,000 shares to 200,000 and to increase the limit on the number of shares of common stock underlying options granted in the form of a one-time grant from 200,000 shares to 700,000. There were 4,787,932 affirmative votes, 665,490 negative votes and 21,015 abstentions and 2,118,249 broker non-votes.

     - To amend the 1993 Outside Directors Stock Option Plan to increase the maximum number of shares of common stock from 150,000 to 250,000. There were 5,229,776 affirmative votes, 222,746 negative votes, 21,915 abstentions and 2,118,249 broker non-votes.

     - To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending January 30, 1999. There were 7,582,163 affirmative votes, 7,208 negative votes, and 3,315 abstentions.


                                       12 of 14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

          Exhibit 10.28: Credit Agreement entered into on July 1, 1998 between the Company and Wells Fargo Bank, National Association.

          Exhibit 11.1:  Computation of Per Share Loss

          Exhibit 27:  Financial Data Schedule

     b.   REPORTS ON FORM 8-K

          The Company filed a report on Form 8-K on June 16, 1998, which included a copy of a press release containing the announcement of the settlement of pending litigation and adjustment of previously reported first quarter results.


                                    13 of 14

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 15, 1998
                                  NATURAL WONDERS, INC.
                                     (Registrant)



                                  /s/ Peter G. Hanelt
                                  -------------------------------
                                  Peter G. Hanelt,
                                  Acting Chief Executive Officer,
                                  Chief Financial Officer
                                  (Signing on behalf of the registrant and
                                  as Principal Accounting and Financial Officer)



                                    14 of 14