Form 10-Q
period 1998-10-31
NATURAL WONDERS INC
filed 1998-12-15
CIK 885566

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended OCTOBER 31, 1998

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

                    YES  X                NO
                        ---



Common stock outstanding as of November 28, 1998: 7,943,489 shares of common stock.


                                   1 of 12

                           NATURAL WONDERS, INC.
                                   INDEX

                                                                          Page
                                                                         Number
PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements (Unaudited)

            Condensed Statement of Operations                              3
            Quarters ended October 31, 1998 and November 1, 1997

            Condensed Balance Sheets                                       4
            October 31, 1998, January 31, 1998 and November 1, 1997

            Condensed Statements of Cash Flows                             5
            Nine months ended October 31, 1998 and November 1, 1997

            Notes to Condensed Financial Statements for the                6
            period ended October 31, 1998

ITEM 2.     Management's Discussion and Analysis of                        7-10
            Financial Condition and Results of Operations

PART II.    OTHER INFORMATION                                              11

ITEM 1.     Legal Proceedings -- None

ITEM 2.     Changes in Securities -- None

ITEM 3.     Defaults Upon Senior Securities -- None

ITEM 4.     Submission of Matters to a Vote of Security Holders -- None

ITEM 5.     Other Information -- None

ITEM 6.     Exhibits and Reports on Form 8-K -- None

            SIGNATURE                                                      12

                                   2 of 12

                        NATURAL WONDERS, INC.
                 CONDENSED STATEMENTS OF OPERATIONS
                (In thousands, except per share data)
                             (Unaudited)

                                                      QUARTER ENDED               NINE MONTHS ENDED
                                                --------------------------     -------------------------
                                                OCTOBER 31,     NOVEMBER 1,    OCTOBER 31,   NOVEMBER 1,
                                                   1998           1997            1998          1997
                                                ----------      ----------     ----------    ----------
Net sales                                       $  24,464       $  25,199      $  75,173     $  74,285
Cost of goods sold and
  store occupancy expenses                         18,786          17,688         58,184        54,266
                                                ----------      ----------     ----------    ----------
     Gross margin                                   5,678           7,511         16,989        20,019
Selling, general & administrative expenses         10,426          10,828         31,417        30,486
                                                ----------      ----------     ----------    ----------
     Operating loss                                (4,748)         (3,317)       (14,428)      (10,467)

Interest expense                                      158             153            285           445
Interest income and other, net                        150            (118)           202            66
                                                ----------      ----------     ----------    ----------
     Loss before taxes                             (4,756)         (3,588)       (14,511)      (10,846)
Income tax benefit                                 (1,760)         (1,399)        (5,369)       (4,231)
                                                ----------      ----------     ----------    ----------
     Net loss                                   $  (2,996)      $  (2,189)     $  (9,142)   $   (6,615)
                                                ----------      ----------     ----------    ----------
                                                ----------      ----------     ----------    ----------

Net loss per common share:
Basic                                           $   (0.38)      $   (0.27)    $    (1.14)    $   (0.83)
Diluted                                         $   (0.38)      $   (0.27)    $    (1.14)    $   (0.83)

Weighted average common shares outstanding
Basic                                               7,978           8,005          8,037         7,995
Diluted                                             7,978           8,005          8,037         7,995



                             See notes to financial statements


                                          3 of 12

                            NATURAL WONDERS, INC.
                          CONDENSED BALANCE SHEETS
                           (Dollars in thousands)
                                 (Unaudited)

                                                       OCTOBER 31,  JANUARY 31,  NOVEMBER 1,
                                                          1998         1998          1997
                                                       -----------  -----------  -----------
                 ASSETS
Current Assets:
   Cash and cash equivalents                             $     14     $  6,351      $  1,887
   Short-term investments                                       0       13,400             0
   Merchandise inventories                                 38,693       23,184        46,519
   Prepaid expenses and other current assets               11,471        5,332         9,260
                                                         --------     --------      --------
      Total current assets                                 50,178       48,267        57,666
Property and Equipment:
   Leasehold improvements                                  30,173       28,818        27,628
   Property and equipment under capital lease               4,189        4,993         7,963
   Furniture, fixtures and equipment                       28,925       27,232        22,141
                                                         --------     --------      --------
                                                           63,287       61,043        57,732
   Less accumulated depreciation and amortization         (35,662)     (32,200)      (30,895)
                                                         --------     --------      --------
                                                           27,625       28,843        26,837
Other Assets                                                2,226        2,227         1,788
                                                         --------     --------      --------
Total Assets                                             $ 80,029     $ 79,337      $ 86,291
                                                         --------     --------      --------
                                                         --------     --------      --------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable                                $ 12,216     $  7,997      $ 13,623
   Accrued compensation and related costs                   1,467        2,825         2,346
   Accrued liabilities                                      2,133        3,636         3,774
   Short-term borrowings                                   14,500            0        11,000
   Income taxes payable                                         0        1,857             0
   Current portion of capital lease obligations                 0          866         1,148
   Current portion of long-term debt                            0        1,405         1,221
                                                         --------     --------      --------
      Total current liabilities                            30,316       18,586        33,112
Capital Lease Obligations                                       0          461           527
Long-Term Debt                                                  0          683         1,164
Deferred Rents                                              3,630        3,805         3,884
Commitments and Contingencies
Stockholders' Equity:
   Common stock, par value $.0001; authorized
   17,000,000 shares; outstanding
   7,942,289; 8,072,109; and 8,007,098 shares                   1            1             1
   Capital in excess of par value                          34,810       34,528        34,313
   Retained earnings                                       12,131       21,273        13,290
                                                         --------     --------      --------
      Total capital and retained earnings                  46,942       55,802        47,604
      Less: Treasury stock (236,100 shares) at cost           859            0             0
                                                         --------     --------      --------
         Total Stockholders' Equity                        46,083       55,802        47,604
                                                         --------     --------      --------
Total Liabilities and Stockholders' Equity               $ 80,029     $ 79,337      $ 86,291
                                                         --------     --------      --------
                                                         --------     --------      --------

                      See notes to financial statements

                                    4 of 12

                             NATURAL WONDERS, INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)


                                                                     NINE MONTHS ENDED
                                                           ------------------------------------
                                                           OCTOBER 31, 1998    NOVEMBER 1, 1997
                                                           ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $  (9,142)         $   (6,615)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                                     5,411               4,566
    Loss on sale of asset                                               978                  12
    Change in operating assets and liabilities:
      Merchandise inventories                                       (15,509)            (25,675)
      Prepaid expenses and other assets                              (6,139)             (5,079)
      Trade accounts payable                                          4,219               8,448
      Accrued compensation and related costs                         (1,358)               (177)
      Accrued liabilities                                            (1,503)                976
      Income tax payable                                             (1,857)               (139)
      Deferred rent                                                    (175)             (2,044)
                                                                  ---------          ----------
      Net cash used in operating activities                         (25,075)            (25,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                (6,900)             (3,200)
  Sales of short-term investments                                    20,300              21,100
  Proceeds from sale of equipment                                        28                   8
  Purchases of property and equipment                                (5,198)             (4,721)
  Business acquisition                                                    0                (738)
                                                                  ---------          ----------
    Net cash provided by investing activities                         8,230              12,449

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations                    (1,327)             (3,565)
  Principal payments on long-term debt                               (2,088)                  0
  Net borrowing on line of credit                                    14,500              11,000
  Purchase of treasury stock                                           (896)                  0
  Issuance of common stock under employee stock purchase program         37                  45
  Exercise of stock options and warrants                                282                  18
                                                                  ---------          ----------
    Net cash provided by financing activities                        10,508               7,498

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (6,337)             (5,780)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                   6,351               7,667
                                                                  ---------          ----------
  End of period                                                   $      14          $    1,887
                                                                  ---------          ----------
                                                                  ---------          ----------

CASH PAID DURING PERIOD:
  Interest                                                        $     285          $      419
  Income taxes                                                    $   1,857          $    1,994


                        See notes to financial statements


                                     5 of 12

                           NATURAL WONDERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE PERIOD ENDED OCTOBER 31, 1998

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for the quarter ended October 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 30, 1999.

     This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders and Form 10-K for the fiscal year ended January 31, 1998 as filed with the Securities and Exchange Commission.

2. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("FASB") No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic area, and major customers. Adoption of these statements will not materially impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet at their fair value. The Company plans to adopt SFAS No. 133 on January 30, 2000, as required. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

3. In fiscal 1997 the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of the Company's outstanding common stock. Beginning in February 1998, the Company began repurchasing stock and as of the end of the third quarter of fiscal 1998 had purchased 242,400 shares for a total of $896,000.


                                    6 of 12

PART I.   FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     As of October 31, 1998, Natural Wonders operated 194 stores in 36 states compared to 171 stores in 36 states as of November 1, 1997. In the first nine months of 1998, nine new permanent stores were opened, three stores were closed, and 17 temporary holiday stores were opened as compared to three new permanent stores and five temporary holiday stores opened in the first nine months of fiscal 1997, as well as 12 stores acquired from What a World!, Inc., on May 22, 1997.

SALES

     During the third quarter of 1998, sales decreased 2.9% over the same period in 1997. The decrease was primarily due to decreased comparable store sales. Comparable store sales decreased 8.8% in the third quarter of 1998, as compared to the same period in 1997. The decrease in the comparable store sales in the third quarter was primarily due to continued weakness in the Discovery, Apparel and Media merchandising areas. In the first nine months of 1998, sales increased 1.2% over the same period in 1997, due to more stores, partially offset by decreased comparable store sales of 6.0%.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

     Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. As a percentage of sales, these costs increased to 76.8% in the third quarter of 1998 from 70.2% in the third quarter of 1997 and 77.4% in the first nine months of 1998 from 73.1% in the first nine months of 1997. The increase in costs as a percentage of sales was primarily due to the low sales level.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs decreased to 42.6% in the third quarter of 1998 from 43.0% in the third quarter of 1997. The decrease in the costs as a percentage of sales in the third quarter was primarily due to efforts to control costs, mostly offset by lower sales levels. In the first nine months of 1998 these costs increased from 41.0% in 1997 to 41.8% in 1998, primarily due to lower sales levels, partially offset by cost control efforts.


                                    7 of 12

OPERATING INCOME

     As a result of the foregoing, the operating loss was $4,748,000 or 19.4% of sales in the third quarter of 1998 versus $3,317,000 or 13.2% of sales in the third quarter of 1997. For the first nine months of 1998, the operating loss was $14,428,000 or 19.2% of sales compared to an operating loss of $10,467,000 or 14.1% of sales in the first nine months of 1997.

INTEREST AND OTHER, NET

     Interest and Other, Net was 0.0% of sales in the third quarter of 1998 compared to 1.1% in the third quarter of 1997 and 0.1% of sales for the first nine months of 1998 compared to 0.5% of sales in the first nine months of 1997.

NET LOSS

     As a result of the foregoing, the net loss increased to $2,996,000 or 12.2% of sales in the third quarter of 1998 from $2,189,000 or 8.7% of sales in the third quarter of 1997. For the first nine months of 1998, the net loss increased to $9,142,000 or 12.2% of sales compared to $6,615,000 or 8.9% of sales in the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital in recent years have been net cash flow from operations. Seasonal working capital requirements have been met through short-term bank borrowings. The Company currently has no long term debt.

     During the first nine months of fiscal 1998, cash and investments decreased $19,737,000. This was primarily due to seasonal operating losses, (historically incurred in the first three fiscal quarters), an increase in merchandise inventories and fixtures for new stores, the pay down of capital lease and long-term debt obligations, and payments for new information systems and income taxes. Additionally, in fiscal 1997 the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of the Company's outstanding common stock. Beginning in February 1998, the Company began repurchasing stock and as of the end of the third quarter of fiscal 1998 had purchased 242,400 shares for a total of $896,000.

     Compared to the third quarter in the prior year, cash and investments decreased due to higher seasonal operating losses, lower accounts payable, fixed asset acquisitions, stock repurchases and paydowns of long-term debt and capital leases. This was offset in part by short-term borrowings and lower inventory levels.

     During the remainder of 1998, the Company does not plan to open any new stores but, during the holiday season, will open 10 more temporary store locations. The Company anticipates that cash for the remainder of 1998 will primarily be used for capital expenditures and merchandise inventory for temporary locations, repayment of debt, and to purchase inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season.


                                8 of 12

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue. The Company presently believes, with the new merchandise and financial information system placed in service in February 1998, the Year 2000 will not pose significant operational problems. The Company also believes that customers are not likely to be affected by the Year 2000 issue. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company will utilize both internal and external resources to reprogram, or replace, and test the software for the Year 2000 modifications. The Company does not expect expenditures related to the Year 2000 issue to be material and as such, costs associated with Year 2000 have not and are not expected to have a significant impact on the Company's results of operations, liquidity, or capital resources. The Company is currently reviewing systems and operations in order to assess Year 2000 contingency needs.

     The Company had a credit facility agreement with a commercial bank, which included a revolving line of credit for $12,000,000 which expired on June 1, 1998. The line of credit was also available for the issuance of commercial and standby letters of credit up to $9,500,00 and $500,000 respectively. The Company had a second credit facility with another commercial bank, which included a revolving line of credit for $3,000,000 which expired on June 30, 1998. Commercial and standby letters of credit were also available up to $3,000,000. The Company has replaced both facilities with a single facility at one of the banks. The new credit facility agreement has a maximum total availability of $23,000,000 during the increase period, which is from September 1, 1998 through December 31, 1998 and $12,000,000 for the rest of its term, which is July 1, 1998 through August 31, 1998 and January 1, 1999 through June 30, 1999. The facility includes borrowing on a line of credit for up to $23,000,000 during the increase period and $7,000,000 during the remainder of the term. The facility is also available for the issuance of commercial and stand-by letters of credit for up to $4,000,000 each during the increase period and $8,000,000 each for the rest of the term. The total borrowings on the line of credit and the letters of credit may not exceed $23,000,000 during the increase period or $12,000,000 during the remainder of the term. There is a 60 consecutive day out of borrowing period for the line of credit between December 31, 1998 and the maturity date of the line of credit. The Company has the option of choosing interest payable at a rate based on LIBOR plus 1.5% or a rate equal to the bank's prime rate. The agreement contains restrictive covenants, which include achieving quarterly earnings/loss targets, maintaining certain financial ratios, and requiring bank consent for the payment of dividends. The Company was in compliance with the bank covenants as of October 31, 1998.

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

                                  9 of 12

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

ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic area, and major customers. Adoption of these statements will not materially impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet at their fair value. The Company plans to adopt SFAS No. 133 on January 30, 2000, as required. Adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

          Exhibit 11.1: Computation of Per Share Loss

          Exhibit 27: Financial Data Schedule

     b.   REPORTS ON FORM 8-K

          No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of fiscal 1998.



                                     11 of 12

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: December 14, 1998

                                  NATURAL WONDERS,INC.
                                  (Registrant)



                                  /s/ Peter G. Hanelt
                                  ---------------------------------------------
                                  Peter G. Hanelt,
                                    Chief Executive Officer and
                                  Chief Financial Officer
                                  (Signing on behalf of the registrant and
                                  as Principal Accounting and Financial Officer)



                                     12 of 12