Form 10-K405
period 1999-01-30
NATURAL WONDERS INC
filed 1999-04-30
CIK 885566

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                      JANUARY 30, 1999
                           ---------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

Commission file number:                              0-20035
                           ---------------------------------------------------

                              NATURAL WONDERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             77-0141610
------------------------------                            -------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                             Identification No.)

            4209 TECHNOLOGY DRIVE, FREMONT, CALIFORNIA                 94538
-------------------------------------------------------------------------------
           (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (510) 252-9600
                                                   --------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to section 12(g) of the Act:   COMMON STOCK, PAR VALUE $.0001
                                                              ------------------------------
                                                                    (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    NO
                                      ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and ask prices of the Registrant's Common Stock as reported on Nasdaq Stock Market on March 31, 1999, was $34,787,340. The number of shares of Common Stock, with $.0001 par value, outstanding on March 31, 1999 was 7,951,392 shares.

Documents incorporated by reference:

Items 5, 6, 7 and 8 of Part II are incorporated by reference from the Company's 1998 Annual Report to Stockholders. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, to be held May 25, 1999. Registrant's definitive Proxy Statement was filed with the Securities and Exchange Commission on April 21, 1999.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Natural Wonders, Inc. (the "Company), is a specialty gift retailer of unique and affordable family gifts inspired by the wonders of science and nature. The Company's merchandise assortment includes telescopes, mineral carvings, globes, home and garden items, ceramics, wind chimes, hats and shirts, books, tapes, cd's, videos and a variety of interactive toys and games. Natural Wonders' merchandise is moderately priced and appeals to consumers' appreciation of the wonders of the world. Target customers are predominantly well educated, middle income families (adults ages 25 and up and children ages 6 to 12).

Natural Wonders was incorporated in California on December 12, 1986, and reincorporated in Delaware on October 27, 1994. The Company operated 180 stores in 36 states at the end of fiscal 1997. In fiscal 1998, the Company opened 9 stores with permanent locations, opened 27 stores with temporary locations during the holiday season, and closed 3 stores. At the end of 1998, 3 of the temporary locations remained opened and will be moved to a permanent location in 1999. During the 1999 calendar year, the Company plans to open approximately 8 new stores and, during the holiday season, approximately 20 temporary locations.

PRODUCTS AND MERCHANDISING

During fiscal 1998, the typical Natural Wonders' store stocked between 1,800 to 2,200 different stock keeping units ("SKU's"). Specific quantities of merchandise are allocated according to the requirements of individual stores based upon a merchandise classification planning system. While items are offered in a wide range of prices, a majority are priced below $25.00.

The following is a description of the Company's merchandise assortment by product category:

KIDS & DISCOVERY Educational and interactive toys and games: plush animals, glow in the dark toys, flow-motion and kinetic sculpture products, decorative lighting, creativity and science kits and novelty toys.

GIFTS Lighting, ceramics, home decorative, collectibles,kaleidoscopes, paperweights, globes and weather products.

GARDEN Wind chimes, bird houses, bird feeders, herb nurseries, fountains, sundials and decorative garden accessories such as terracotta thermometers, clocks, and sculpture.

APPAREL T-shirts, sweatshirts and hats for both adults and children, and accessories such as totes and backpacks.

GEOLOGY Agate boxes and bookends, sandstone coasters, jade vases, carved mineral figurines, fetishes, spheres and mineral games.

OPTICS Telescopes and accessories, starfinders, binoculars, picnic accessories, compasses and thermometers.

MUSIC, VIDEOS AND BOOKS Compact discs and cassette tapes including instrumental New Age music or environmental sounds, world music and folk dance, and videotape selections featuring nature and science and computer animated subjects. Educational, pictorial, activity and instructional books for adults and children.

JEWELRY Earrings, necklaces, rings, pins, bracelets, and watches.

STATIONARY Magnets, pens, hi-tech desk and computer accessories, cards, notes and journals.

RELAXATION Personal care and relaxation products, home fragrance and comfort products.

Natural Wonders' merchandise organization includes 4 product teams, consisting of senior product managers, a product support team, as well as senior merchandising planners and store planners in the planning and allocation teams. The Company currently purchases merchandise from over 650 vendors. These vendors include artisans, craftsmen and importers, as well as larger manufacturers and distributors. In fiscal 1998, no one vendor accounted for more than 5% of the Company's merchandise purchases.

STORE OPENING COSTS

In 1999, the Company estimates that the average cost for leasehold improvements, furniture and fixtures will be $250,000 for each new store, before any landlord construction allowances. Capital expenditures for stores with temporary locations are expected to be minimal. Working capital requirements, primarily consisting of inventory purchases, are expected to be an average of $140,000 for each new store and $90,000 for stores with temporary locations. The average pre-opening costs per store, which are expensed as incurred, are estimated to be $12,000 for new stores and $10,000 for stores with temporary locations.

MARKETING

Natural Wonders' marketing strategy is to create an atmosphere in each store which inspires curiosity, fun and interest for its customers. The Company has recently implemented a new branding strategy that emphasizes its marketing philosophy throughout the product assortment offered, the customer service standards provided, and the shopping atmosphere created in each location. A new logo as well as new signage, packaging and a new store prototype were introduced to support the branded philosophy. Additionally, the Company has created a customer database that will enable the Company to engage in special promotional and marketing programs.

STORE ENVIRONMENT. Natural Wonders' stores are well lighted with glass storefronts designed to be visible and appealing from a distance. Inside the store, customers find a hands-on environment where they are encouraged to pick up and explore different products. For example a store may demonstrate Natural Wonders' compact disc and cassette tape offerings of New Age, contemporary and instrumental music and a color monitor may display videotapes depicting science and nature themes from Natural Wonders' video collection.

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

PROMOTIONAL ACTIVITIES. The Company conducts selected promotional and public relations activities as well as customer loyalty programs designed to promote repeat business.

DISTRIBUTION

Natural Wonders' merchandise distribution strategy is to process a major portion of its merchandise through a centralized facility located in Louisville, Kentucky. Pre-ticketed merchandise received from suppliers at this facility is inspected and warehoused for distribution to all stores. Orders are picked and shipped to the stores on a weekly basis throughout most of the year. During preparation for the holiday selling season, merchandise shipping activity increases substantially. The Company primarily uses common carriers to ship merchandise to its stores.

INFORMATION SYSTEMS

In February 1998, the Company completed the installation of a new management information system that integrates merchandising, distribution, and financial systems. The new system provides detailed information about all aspects of product flow and sales, and includes a data warehouse that allows the management of inventory by SKU and the analysis of store trends. In 1999, the Company plans to start rolling out a new point-of-sale system, as well as a new human resource system. The objective of these changes is to enable the Company to manage inventory more efficiently, and improve customer service and execution at the store level.

COMPETITION

The specialty retail business is highly competitive. Within the nature and science segment of specialty retailing, the Company competes with The Nature Company and Discovery Channel stores, a subsidiary of The Discovery Channel, Inc., as well as many other national and regional specialty stores such as The Learningsmith, Store of Knowledge and World of Science stores. The Company competes on the basis of product assortment, customer service, store location and attractiveness of store design. Management believes that a moderately priced, high quality merchandise assortment, high level of customer service and open store design will enable it to compete effectively. Natural Wonders also competes with specific segments of a wide variety of department and specialty stores, many of which are larger and have substantially greater resources than the Company. There is no assurance that in the future the Company will not face greater competition from other national or regional retailers.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and substantially all of its net income have been realized during the fourth fiscal quarter (which includes the November/December holiday season), and levels of sales and net earnings have been significantly lower in the first three fiscal quarters, usually resulting in losses in these quarters. If for any reason the Company's comparable store sales are substantially below seasonal norms during the months of November and December, as was the case in 1998, the Company's annual results for the full fiscal year would be adversely affected. The Company's quarterly results of operations may fluctuate significantly as a result of comparable store sales levels, the timing of new store openings and the amount of revenue contributed by new stores.

EMPLOYEES

As of January 31, 1998, the Company had approximately 2,700 employees. A significant number of seasonal employees are hired during each holiday selling season. None of the Company's employees is represented by a labor union.

FUTURE RESULTS

This report contains forward-looking statements regarding, among other matters, the Company's future strategy, store opening plans, merchandising strategy and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements address matters, which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors. The success of the Company's operations depends upon a number of factors relating to consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.

ITEM 2. PROPERTIES

The Company leases corporate offices in Fremont, California and a distribution facility in Louisville, Kentucky. The corporate facility lease expires in 2004 and the distribution facility lease expires in 2014 with two five-year options to extend such lease. Management believes that the capacity of the corporate offices and distribution center will be sufficient for the foreseeable future.

As of January 30, 1999, the Company operated 180 stores in 36 states occupying approximately 450,000 gross square feet of leased space. The average size of a Natural Wonders store is approximately 2,500 square feet. The Company leases all of the stores with most lease terms ranging from 8 to 11 years and expiring between 1999 and 2009. Leases for the Company's stores typically contain provisions for percentage rental payments after a specified sales level has been achieved.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDERS' MATTERS

The information required by this item is incorporated by reference from the Company's 1998 Annual Report to Stockholders for the fiscal year ended January 30, 1999 (the "1998 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the Selected Financial Data from the Company's 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operation from the Company's 1998 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Financial Statements and accompanying Notes from the Company's 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to the Directors and Executive Officers of the Registrant is incorporated by reference from the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders.

There are no family relationships among directors or executive officers of the Company. The executive officers are elected by and serve at the discretion of the Company's Board of Directors. The Company is dependent upon the efforts of its executive officers, the loss of whom could materially affect the Company's business, financial condition and results of operations.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The information required by this item is incorporated by reference from the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the definitive Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

(a)   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.

      1.  FINANCIAL STATEMENTS

         The following Financial Statements of the Registrant and Independent Auditors' Report on such Financial Statements are incorporated by reference from the Company's 1998 Annual Report to Stockholders.

         Statements of Operations for fiscal years 1998, 1997, and 1996

         Balance Sheets at January 30, 1999 and January 31, 1998

         Statements of Stockholders' Equity for fiscal years 1998, 1997, and
         1996

         Statements of Cash Flows for fiscal years 1998, 1997, and 1996

         Notes to Financial Statements

         Independent Auditors' Report

      2.  FINANCIAL STATEMENT SCHEDULES

         Schedules not listed above have been omitted because they are not applicable or are not required.

      3.  EXHIBITS

         A list of Exhibits required to be filed as part of this report is set forth on pages 8 through 10 of this report.

(b)    REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of fiscal 1998.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date:      April 30, 1999                             NATURAL WONDERS, INC.
        --------------------               ------------------------------------
                                                         (Registrant)


                                       By:   /s/ Peter G. Hanelt
                                           ------------------------------------
                                           Chief Executive Officer, President,
                                           Chief Financial Officer, and Director

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


         SIGNATURE                                                TITLE
        -----------                                              -------
      /s/ PEARSON C. CUMMIN III
--------------------------------------
         (Pearson C. Cummin III)                              Chairman of the Board

      /s/ PETER G. HANELT
--------------------------------------
         (Peter G. Hanelt)                                    Chief Executive Officer, President,
                                                              Chief Financial Officer, and Director
                                                              (Principal Executive, Accounting and
                                                              Financial Officer)

      /s/ DAVID FOLKMAN
--------------------------------------
          (David Folkman)                                     Director

      /s/ PETER L. HARRIS
--------------------------------------
          (Peter L. Harris)                                   Director

      /s/ JULIUS JENSEN III
--------------------------------------
          (Julius Jensen III)                                 Director

Date:  April 30, 1999


                                INDEX TO EXHIBITS

                                                                                                             SEQUENTIALLY
EXHIBIT                                                                                                         NUMBERED
NUMBER                                               DESCRIPTION                                                  PAGE
-------                                             -------------                                                ------
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


                                                                                                                SEQUENTIALLY
EXHIBIT                                                                                                           NUMBERED
NUMBER                                               DESCRIPTION                                                     PAGE
-------                                              -----------                                                   ---------
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


                                                                                                              SEQUENTIALLY
EXHIBIT                                                                                                        NUMBERED
NUMBER                                               DESCRIPTION                                                 PAGE
-------                                             --------------                                              -------
10.24.1          Amendment to Business Loan Agreement, dated February 28, 1997 between the Company and Bank of America, National Trust and
                 Savings Association is incorporated by reference to Exhibit
                 10.24.1 of the 1996 Form 10-K.

10.27* Employment Agreement entered into on September 15,1997 between the Company and Kathleen M. Chatfield is incorporated by reference to Exhibit 10.27 of the 1998 Form 10-K.

10.28            Credit Agreement entered into on July 1, 1998 between the
                 Company and Wells Fargo Bank, National Association is incorporated by reference to Exhibit 10.28 of the 1998 Form
                 10-Q, for the quarterly period ended August 1, 1998.

10.28.1          Second Amendment to Credit Agreement, entered into on
                 September 15, 1998 between the Company and Wells Fargo
                 Bank, National Association.

10.28.2          Third Amendment to Credit Agreement, entered into on
                 January 29, 1999 between the Company and Wells Fargo
                 Bank, National Association.

10.28.3          Fourth Amendment to Credit Agreement, entered into on
                 March 15, 1999 between the Company and Wells Fargo Bank,
                 National Association.

10.29*           Executive Employment Agreement entered into on September 29,
                 1998 between the Company and Kenneth G. Norton.

10.30*           Nonqualified Stock Option Agreement entered into on September
                 29,1998 between the Company and Kenneth G. Norton.

10.31*           Secured Promissory Note for Kenneth G. Norton, dated October
                 19, 1998.

10.32*           Nonqualified Stock Option Agreement entered into on September
                 29,1998 between the Company and Peter G. Hanelt

10.33*           Nonqualified Stock Option Agreement entered into on September
                 29,1998 between the Company and David H. Folkman.

10.33.1* Amendment to Nonqualified Stock Option Agreement, entered into on April 2, 1999 between the Company and David H. Folkman.

13.1             1998 Annual Report to Stockholders.

23.1             Independent Auditors' Consent.

27.1             Financial Data Schedule - 1998


                 * Plan or agreement pursuant to which the Company's officers or directors have received compensation.