Form 10-Q
period 1999-05-01
NATURAL WONDERS INC
filed 1999-06-15
CIK 885566

4209

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MAY 1, 1999

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

                           YES   X                            NO




Common stock outstanding as of May 29, 1999:  7,951,392 shares of common stock.




                                     1 of 12

                              NATURAL WONDERS, INC.
                                      INDEX


                                                                             Page
                                                                            Number

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Statements of Operations                                    3
         Quarters ended May 1, 1999 and May 2, 1998

         Condensed Balance Sheets                                              4
         May 1, 1999, January 30, 1999 and May 2, 1998

         Condensed Statements of Cash Flows                                    5
         Three months ended May 1, 1999 and May 2, 1998

         Notes to Condensed Financial Statements                               6-7

ITEM 2.  Management's Discussion and Analysis of                               7-10
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                                     11

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K

         SIGNATURE                                                             12



                                     2 of 12

                              NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share date)
                                   (Unaudited)



                                                            THREE MONTHS ENDED
                                                    -------------------------------
                                                         MAY 1,          MAY 2,
                                                         1999            1998
                                                    --------------   --------------
Net sales                                             $ 21,552        $ 23,265
Cost of goods sold and
     store occupancy expenses                           18,950          19,438
                                                    --------------   --------------
         Gross margin                                    2,602           3,827
Selling, general & administrative expenses               9,613          11,048
                                                    --------------   --------------
         Operating loss                                 (7,011)         (7,221)

Interest expense                                             5              70
Interest income and other, net                              97              27
                                                    --------------   --------------
         Loss before taxes                              (6,919)         (7,264)
Income tax benefit                                       2,560           2,688
                                                    --------------   --------------
         Net loss                                     $ (4,359)       $ (4,576)
                                                    --------------   --------------
                                                    --------------   --------------

Net loss per common share:
Basic                                                 $  (0.55)       $  (0.57)
Diluted                                               $  (0.55)       $  (0.57)

Weighted average common shares outstanding
Basic                                                    7,951           8,072
Diluted                                                  7,951           8,072



                           See notes to financial statements



                                     3 of 12

                         NATURAL WONDERS, INC.
                       CONDENSED BALANCE SHEETS
                        (Dollars in thousands)
                              (Unaudited)


                                                               MAY 1,           JANUARY 30,           MAY 2,
                                                               1999               1999                1998
                                                           ------------       --------------      -----------
                             ASSETS
Current Assets:
      Cash and cash equivalents                               $  3,502           $  4,841          $  3,247
      Short-term investments                                         0              7,380             3,002
      Merchandise inventories                                   22,600             22,707            27,072
      Prepaid income taxes                                       2,692              1,403             2,658
      Prepaid expenses and other current assets                  4,241              4,318             5,140
                                                           --------------     --------------     ------------
               Total current assets                             33,035             40,649            41,119
Property and Equipment:
      Leasehold improvements                                    30,500             30,077            29,510
      Property and equipment under capital lease                     0                  0             4,993
      Furniture, fixtures and equipment                         35,100             34,106            28,287
                                                           --------------      --------------     -------------
                                                                65,600             64,183            62,790
      Less accumulated depreciation and amortization           (39,322)           (37,510)          (33,760)
                                                           --------------      --------------     -------------
                                                                26,278             26,673            29,030
Other Assets                                                     3,497              3,526             2,216
                                                           --------------      --------------     -------------
Total Assets                                                  $ 62,810           $ 70,848          $ 72,365
                                                           --------------      --------------     -------------
                                                           --------------      --------------     -------------



              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Trade accounts payable                                  $  6,426           $  8,500          $  8,423
      Accrued compensation and related costs                     1,726              2,300             2,184
      Accrued liabilities                                        2,055              3,037             4,119
      Income taxes payable                                           0                  0               312
      Current portion of capital lease obligations                   0                  0               755
      Current portion of long-term debt                              0                  0             1,235
                                                            -------------      --------------     -------------
              Total current liabilities                         10,207             13,837            17,028
Capital Lease Obligations                                            0                  0               271
Long-Term Debt                                                       0                  0               211
Deferred Rents                                                   3,512              3,561             3,723
Commitments and Contingencies
Stockholders' Equity:
      Common stock, par value $.0001; authorized
      17,000,000 shares; issued and outstanding
      7,951,392; 7,951,392; and 8,155,709 shares                     1                  1                 1
      Capital in excess of par value                            34,073             34,073            34,434
      Retained earnings                                         15,017             19,376            16,697
                                                            ------------       -------------      -------------
              Total stockholders' equity                        49,091             53,450            51,132
                                                            ------------       -------------      -------------
Total Liabilities and Stockholders' Equity                    $ 62,810           $ 70,848          $ 72,365
                                                            ------------       -------------      -------------
                                                            ------------       -------------      -------------



                              See notes to financial statements


                                     4 of 12

                                NATURAL WONDERS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                     (Unaudited)


                                                                               THREE MONTHS ENDED
                                                                  --------------------------------------------------
                                                                       MAY 1, 1999                 MAY 2, 1998
                                                                  ---------------------        ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                       $          (4,359)           $     (4,576)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                            1,812                   1,683
      Loss on sale of asset                                                        0                     183
      Change in operating assets and liabilities:
         Merchandise inventories                                                 107                  (3,888)
         Prepaid expenses and other assets                                    (1,181)                 (2,455)
         Trade accounts payable                                               (2,074)                    426
         Accrued compensation and related costs                                 (574)                   (641)
         Accrued liabilities                                                    (982)                    483
         Income tax payable                                                        0                  (1,545)
         Deferred rent                                                           (51)                    (82)
                                                                  ---------------------        ------------------
         Net cash used in operating activities                                (7,302)                (10,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                             0                  (6,902)
   Sales of short-term investments                                             7,380                  17,300
   Proceeds from sale of equipment                                                 0                       0
   Purchases of property and equipment                                        (1,417)                 (2,053)
   Business acquisition                                                            0                       0
                                                                  --------------------         ------------------
         Net cash provided by investing activities                             5,963                   8,345

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                                 0                    (301)
   Principal payments on long-term debt                                            0                    (642)
   Net borrowing on line of credit                                                 0                       0
   Purchase of treasury stock                                                      0                    (312)
   Issuance of common stock under employee stock purchase program                  0                       0
   Exercise of stock options and warrants                                          0                     218
                                                                  -------------------          ------------------
         Net cash used in financing activities                                     0                  (1,037)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,339)                 (3,104)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                           4,841                   6,351
                                                                  -------------------          -------------------
   End of period                                                   $           3,502            $      3,247
                                                                  -------------------          -------------------
                                                                  -------------------          -------------------

CASH PAID DURING PERIOD:
   Interest                                                        $              5             $         76
   Income taxes                                                    $              0             $      1,545




                           See notes to financial statements


                                     5 of 12

                              NATURAL WONDERS, INC.

NOTES TO FINANCIAL STATEMENTS

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results of operations for the quarter ended May 1, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 29, 2000.

      This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders and Form 10-K for the fiscal year ended January 30, 1999 as filed with the Securities and Exchange Commission.

2. The Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

3. The Company had a credit facility agreement with a commercial bank for the purpose of financing seasonal working capital needs. The Company had a maximum total availability of $23,000,000 during the increase period, which was from September 1, 1998 through December 31, 1998 and $12,000,000 for the rest of its term, which was July 1, 1998 through August 31, 1998 and January 1, 1999 through June 30, 1999. The facility included borrowing on a line of credit for up to $23,000,000 during the increase period and $7,000,000 during the remainder of the term. The facility was also available for the issuance of commercial and standby letters of credit for up to $4,000,000 each during the increase period and $8,000,000 each for the rest of the term. The total borrowings on the line of credit and the letters of credit could not exceed $23,000,000 during the increase period or $12,000,000 during the remainder of the term. The loan was required to be repaid in full for a period of 150 consecutive days between December 31, 1998 and the maturity date of the line of credit. The Company had the option of choosing interest payable at a rate based on LIBOR plus 1.5% or a rate equal to the bank's prime rate. The agreement, as amended, contained restrictive covenants, which included achieving quarterly earnings/loss targets, maintaining certain financial ratios, and requiring bank consent for the payment of dividends. The Company was out of compliance with the bank covenants as of May 1, 1999 and received a waiver valid through June 15, 1999. The Company entered into an amended and restated line effective June 15, 1999. The new line is for a term of three years, with a maximum credit line of $30,000,000, and is provided by the same commercial bank, together with an additional lender acting, which additional lender shall act as administrative agent. The line provides for revolving advances up to the lesser of 60% of the value of eligible inventory, 80% of the net retail liquidation value of eligible inventory, or the maximum credit line. The line includes up to $5,000,000 for the issuance of commercial and standby letters of credit. The line of credit must be fully repaid for a 30 day consecutive period between January 1 and February 15. The Company has the option of choosing interest payable at a rate based on LIBOR plus



                                     6 of 12

      2.25% or a rate equal to the bank's prime rate. The agreement, contains restrictive covenants, which include maintaining certain minimum tangible net worth levels and requiring bank consent for the payment of dividends. The agreement also includes certain prepayment penalties.



PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

      As of May 1, 1999, Natural Wonders operated 178 stores in 36 states compared to 173 stores in 36 states as of May 2, 1998. In the first three months of 1999, one new store was opened and three stores were closed (one temporary store, one permanent store and one for remodeling) as compared to three new stores opened and one permanent store closed in the first three months of fiscal 1998.

SALES

      During the first quarter of 1999, sales decreased 7.4% over the same period in 1998. The decrease was primarily due to the decrease in comparable store sales. Comparable store sales decreased 9.8% in the first quarter of 1999, as compared to the same period in 1998. The decrease in the first quarter was primarily attributable to the impact of the ongoing core merchandise assortment transition.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

      Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. As a percentage of sales, these costs increased to 87.9% in the first quarter of 1999 from 83.6% in the first quarter of 1998. The increase in costs as a percentage of sales in the first quarter was primarily due to the impact of the reduction in comparable store sales on store occupancy fixed expenses from an increased number of stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs decreased to 44.6% in the first quarter of 1999 from 47.5% in the first quarter of 1998. The decrease in the costs as a percentage of sales in the first quarter was primarily due to a legal settlement and costs incurred in the first quarter of 1998, as well as the impact of cost containment efforts.



                                     7 of 12

OPERATING INCOME

      As a result of the foregoing, the operating loss was $7,011,000 or 32.5% of sales in the first quarter of 1999 versus $7,221,000 or 31.0% of sales in the first quarter of 1998.

INTEREST AND OTHER, NET

      Interest and Other, Net increased positively to 0.4% of sales in the first quarter of 1999 from (0.2)% of sales in the first quarter of 1998. The increase was primarily due to a decline in interest income as a result of the pay off of all capital leases and long term debt, and the recording of fixed asset write-offs in 1998 from a store closing.

NET LOSS

      As a result of the foregoing, the net loss decreased to $4,359,000 or 20.2% of sales in the first quarter of 1999 from $4,576,000 or 19.7% of sales in the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of capital in recent years have been net cash flow from operations. Seasonal working capital requirements have been met through short-term bank borrowings.

      During the first three months of fiscal 1999, cash and investments decreased $8,719,000. This was primarily due to seasonal operating losses, historically incurred in the first three fiscal quarters, and fixtures for new stores.

      Compared to the first quarter in the prior year, cash and investments decreased due to the paydown of capital leases and long term debt, the repurchase of stock, higher seasonal operating losses, purchasing more equipment, and lower accounts payable. This was offset in part by lower merchandise inventories and an income tax refund.

      During the remainder of 1999, the Company plans to open 5 new stores and, during the holiday season, approximately 20 temporary store locations. The Company anticipates that cash for the remainder of 1999 will primarily be used for capital expenditures and merchandise inventory for new stores and temporary locations, and to purchase inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season.

      The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue. The Company presently believes, with the new merchandise and financial information system placed in service in February 1998, the Year 2000 will not pose significant operational problems. The Company also believes that customers are not likely to be significantly affected by the Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company. The Company will utilize both internal and external resources to reprogram or replace, and test the software for the Year 2000 modifications. During 1998, the Company rolled out a new operating system along with related merchandising,

                                     8 of 12
distribution and accounting software, and upgraded the payroll system. In early 1999 the Company also upgraded the human resources information system to be Year 2000 compliant. All systems that need to be reviewed have been identified and the Company is now in the process of reviewing questionnaires sent out to the vendors and testing systems for compliance. The Company does not expect expenditures related to the Year 2000 issue to be material and as such, costs associated with Year 2000 have not and are not expected to have a significant impact on the Company's results of operations, liquidity, or capital resources. To date, the Company has not accelerated any system replacements or incurred any costs for upgrades or additional personnel in order to make any systems Year 2000 compliant. It is the opinion of management that the reasonably likely worst case scenario would arise from utility or banking industry problems, rather than internal system or operational issues. The Company is currently developing Year 2000 contingency plans.

      The Company had a credit facility agreement with a commercial bank for the purpose of financing seasonal working capital needs. The Company had a maximum total availability of $23,000,000 during the increase period, which was from September 1, 1998 through December 31, 1998 and $12,000,000 for the rest of its term, which was July 1, 1998 through August 31, 1998 and January 1, 1999 through June 30, 1999. The facility included borrowing on a line of credit for up to $23,000,000 during the increase period and $7,000,000 during the remainder of the term. The facility was also available for the issuance of commercial and standby letters of credit for up to $4,000,000 each during the increase period and $8,000,000 each for the rest of the term. The total borrowings on the line of credit and the letters of credit could not exceed $23,000,000 during the increase period or $12,000,000 during the remainder of the term. The loan was required to be repaid in full for 150 consecutive day period between December 31, 1998 and the maturity date of the line of credit. The Company had the option of choosing interest payable at a rate based on LIBOR plus 1.5% or a rate equal to the bank's prime rate. The agreement, as amended, contained restrictive covenants, which included achieving quarterly earnings/loss targets, maintaining certain financial ratios, and requiring bank consent for the payment of dividends. The Company was out of compliance with the bank covenants as of May 1, 1999 and received a waiver valid through June 15, 1999. The Company entered into an amended and restated line effective June 15, 1999. The new line is for a term of three years, with a maximum credit line of $30,000,000, and is provided by the same commercial bank, with an additional lender, which additional lender shall act as administrative agent. The line provides for revolving advances up to the lesser of 60% of the value of eligible inventory, 80% of the net retail liquidation value of eligible inventory, or the maximum credit line. The line includes up to $5,000,000 for the issuance of commercial and standby letters of credit. The line of credit must be fully repaid for 30 day consecutive period between January 1 and February 15. The Company has the option of choosing interest payable at a rate based on LIBOR plus 2.25% or a rate equal to the bank's prime rate. The agreement, contains restrictive covenants, which include maintaining certain minimum tangible net worth levels and requiring bank consent for the payment of dividends. The agreement also includes certain prepayment penalties.

      The Company believes that current cash and short-term investments together with its cash flow from operations, and funds available under its credit facility agreement will be sufficient to fund the Company's operations for the next 12 months.


                                     9 of 12

INFLATION AND SEASONALITY

      The Company does not believe that its operations have been materially affected by inflation during the three recent fiscal years or in 1999 to date. However, there is no assurance that its business will not be affected by inflation in the future.

      The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and substantially all its net earnings have been realized during the fourth quarter (which includes the November/December holiday season), and levels of sales and net earnings have been significantly lower in the first three quarters, usually resulting in losses in these quarters. If for any reason the Company's sales were substantially below seasonal norms during the months of November and December, as was the case in 1998, the Company's annual results would be adversely affected. The Company's quarterly results of operations may fluctuate significantly as a result of comparable store sales levels, the timing of new store openings and the amount of revenue contributed by new stores.

ACCOUNTING PRONOUNCEMENTS

      The Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

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



                                    10 of 12

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A.    EXHIBITS


            Exhibit 10.28.4 Amended and Restated Loan and Security Agreement entered into on June 15, 1999 among the Company, Wells Fargo Bank, National Association and Foothill Capital Corporation. (This Exhibit will be separately filed.)



            Exhibit 11.1  Computation of Per Share Loss



      B.    REPORTS ON FORM 8-K
            No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of fiscal 1999.


                                    11 of 12

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 15, 1999
                                 NATURAL WONDERS, INC.
                                    (Registrant)



                                 /s/ Peter G. Hanelt
                                 --------------------------------------
                                 Peter G. Hanelt,
                                    Chief Executive Officer
                                    President
                                 Chief Financial Officer
                                 (Signing on behalf of the registrant and
                                 as Principal Accounting and Financial Officer)



                                    12 of 12