Form 10-Q/A
period 1999-05-01
NATURAL WONDERS INC
filed 1999-06-18
CIK 885566

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q/A

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




                                     1 of 3

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      A.    EXHIBITS


            Exhibit 10.28.4 Amended and Restated Loan and Security Agreement entered into on June 15, 1999 among the Company, Wells Fargo Bank, National Association and Foothill Capital Corporation.



            Exhibit 11.1  Computation of Per Share Loss (previously filed)



      B.    REPORTS ON FORM 8-K
            No reports on Form 8-K were filed with the Securities and Exchange Commission during the first quarter of fiscal 1999.


                                    2 of 3

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 17, 1999
                                 NATURAL WONDERS, INC.
                                    (Registrant)



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



                                    3 of 3