Form 10-Q
period 1999-07-31
NATURAL WONDERS INC
filed 1999-09-15
CIK 885566

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, DC  20549

                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended JULY 31, 1999

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

               YES   X             NO
                   -----


Common stock outstanding as of August 27, 1999: 7,865,103 shares of common stock.


                                      1 of 12

                               NATURAL WONDERS, INC.
                                       INDEX

                                                                                Page
                                                                               Number
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Condensed Statements of Operations                                    3
          Quarters and six months ended July 31, 1999 and August 1, 1998

          Condensed Balance Sheets                                              4
          July 31, 1999, January 30, 1999 and August 1, 1998

          Condensed Statements of Cash Flows                                    5
          Six months ended July 31, 1999 and August 1, 1998

          Notes to Condensed Financial Statements                               6 - 7

ITEM 2.   Management's Discussion and Analysis of                               7 - 10
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION                                                     11

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

                                       2 of 12

                               NATURAL WONDERS, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (Unaudited)

                                                       QUARTER ENDED                SIX MONTHES ENDED
                                                 --------------------------    --------------------------
                                                   JULY 31,      AUGUST 1,        JULY 31,     AUGUST 1,
                                                     1999           1998           1999           1998
                                                 -----------    -----------    -----------    -----------
Net sales                                        $    25,415    $    27,443    $   46,967     $   50,708
Cost of goods sold and
  store occupancy expenses                            20,831         19,961        39,781         39,398
                                                 -----------    -----------    ----------     ----------
     Gross margin                                      4,584          7,482         7,186         11,310
Selling, general & administrative expenses            10,833          9,942        20,446         20,991
                                                 -----------    -----------    ----------     ----------
     Operating loss                                   (6,249)        (2,480)      (13,260)        (9,681)

Interest expense                                          35             57            39            125
Interest income and other, net                             0             26            98             52
                                                 -----------    -----------    ----------     ----------
     Loss before taxes                                (6,284)        (2,491)      (13,201)        (9,754)
Income tax benefit                                     2,325            922         4,885          3,609
                                                 -----------    -----------    ----------     ----------
     Net loss                                    $    (3,959)   $    (1,569)   $   (8,316)    $   (6,145)
                                                 -----------    -----------    ----------     ----------
                                                 -----------    -----------    ----------     ----------

Net loss per common share basic and diluted:     $     (0.50)   $     (0.13)   $    (1.05)    $    (0.78)

Weighted average common shares outstanding
basic and diluted:                                     7,928          8,084         7,940          8,066

Stores open at end of period                             177            175           177            175

                         See notes to financial statements

                                      3 of 12

                               NATURAL WONDERS, INC.
                              CONDENSED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)

                                                              JULY 31,                 JANUARY 30,           AUGUST 1,
                                                                1999                    1999                    1998
                                                       --------------------    --------------------    --------------------
                            ASSETS
Current Assets:
      Cash and cash equivalents                        $                233    $              4,841    $                298
      Short-term investments                                              0                   7,380                       0
      Merchandise inventories                                        22,242                  22,707                  26,263
      Prepaid income taxes                                            5,006                   1,403                   3,639
      Prepaid expenses and other current assets                       4,583                   4,318                   5,426
                                                       --------------------    --------------------    --------------------
               Total current assets                                  32,064                  40,649                  35,626
Property and Equipment:
      Leasehold improvements                                         29,976                  30,077                  30,103
      Property and equipment under capital lease                          0                       0                   4,993
      Furniture, fixtures and equipment                              31,031                  34,106                  29,080
                                                       --------------------    --------------------    --------------------
                                                                     61,007                  64,183                  64,176
      Less accumulated depreciation and amortization                (34,491)                (37,510)                (35,493)
                                                       --------------------    --------------------    --------------------
                                                                     26,516                  26,673                  28,683
Other Assets                                                          3,497                   3,526                   2,217
                                                       --------------------    --------------------    --------------------
Total Assets                                           $             62,077    $             70,848    $             66,526
                                                       --------------------    --------------------    --------------------
                                                       --------------------    --------------------    --------------------



              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Trade accounts payable                           $              5,362    $              8,500    $              3,979
      Accrued compensation and related costs                          2,275                   2,300                   2,052
      Accrued liabilities                                             2,071                   3,037                   3,326
      Short-term borrowings                                           4,219                       0                   2,650
      Income taxes payable                                                0                       0                     121
      Current portion of capital lease obligations                        0                       0                     672
      Current portion of long-term debt                                   0                       0                     373
                                                       --------------------    --------------------    --------------------
              Total current liabilities                              13,927                  13,837                  13,173
Capital Lease Obligations                                                 0                       0                      63
Long-Term Debt                                                            0                       0                     178
Deferred Rents                                                        3,340                   3,561                   3,691
Commitments and Contingencies
Stockholders' Equity:
      Common stock, par value $.0001; authorized
      17,000,000 shares; issued and outstanding
      7,868,703; 7,951,392; 8,058,289 shares                              1                       1                       1
      Capital in excess of par value                                 33,750                  34,073                  34,292
      Retained earnings                                              11,059                  19,376                  15,128
                                                       --------------------    --------------------    --------------------
              Total stockholders' equity                             44,810                  53,450                  49,421
                                                       --------------------    --------------------    --------------------
Total Liabilities and Stockholders' Equity             $             62,077    $             70,848    $             66,526
                                                       --------------------    --------------------    --------------------
                                                       --------------------    --------------------    --------------------



                          See notes to financial statements

                                       4 of 12

                               NATURAL WONDERS, INC.
                         CONDENSED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                    (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                     -----------------------------
                                                                     JULY 31, 1999  AUGUST 1, 1998
                                                                     -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                           $    (8,316)   $    (6,145)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                                         3,575          3,419
     Loss on disposition of asset                                             72            183
     Change in operating assets and liabilities:
       Merchandise inventories                                               465         (3,079)
       Prepaid expenses and other assets                                  (3,839)        (3,722)
       Trade accounts payable                                             (3,138)        (4,018)
       Accrued compensation and related costs                                (25)          (772)
       Accrued liabilities                                                  (966)          (310)
       Income tax payable                                                      0         (1,737)
       Deferred rent                                                        (222)          (114)
                                                                     -----------    -----------
       Net cash used in operating activities                             (12,394)       (16,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                          0         (6,902)
  Sales of short-term investments                                          7,380         20,300
  Proceeds from sale of equipment                                              0              0
  Purchases of property and equipment                                     (3,491)        (3,440)
  Business acquisition                                                         0              0
                                                                     -----------    -----------
       Net cash provided by investing activities                           3,889          9,958

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations                              0           (592)
  Principal payments on long-term debt                                         0         (1,538)
  Net borrowing on line of credit                                          4,219          2,650
  Purchase of treasury stock                                                (351)          (532)
  Issuance of common stock under employee stock purchase program              29             39
  Exercise of stock options and warrants                                       0            257
                                                                     -----------    -----------
       Net cash provided by financing activities                           3,897            284

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (4,608)        (6,053)

CASH AND CASH EQUIVALENTS
  Beginning of period                                                      4,841          6,351
                                                                     -----------    -----------
  End of period                                                      $       233    $       298
                                                                     -----------    -----------
                                                                     -----------    -----------

CASH PAID DURING PERIOD:
  Interest                                                           $        39    $       129
  Income taxes                                                       $        69    $     1,737

                         See notes to financial statements

                                      5 of 12

                               NATURAL WONDERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any full fiscal year.

     These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders and Form 10-K for the fiscal year ended January 30, 1999 as filed with the Securities and Exchange Commission.

2. New Accounting Pronouncements: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" will be effective for the Company, as delayed by SFAS No. 137, in June 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet evaluated the impact of SFAS No. 133 on its financial statements.

3. The Company had a credit facility agreement with a commercial bank for the purpose of financing seasonal working capital needs. The total borrowings on the line of credit and the letters of credit could not exceed $23,000,000 during the increase period or $12,000,000 during the remainder of the term. The Company was out of compliance with the bank covenants as of May 1, 1999 and received a waiver valid through June 15, 1999. The Company entered into an amended and restated line effective June 15, 1999. The new line is for a term of three years, with a maximum credit line of $30,000,000, and is provided by the same commercial bank, together with an additional lender acting as administrative agent. The line provides for revolving advances up to the lesser of 60% of the value of eligible inventory, 80% of the net retail liquidation value of eligible inventory, or the maximum credit line. As of July 31, 1999, total availability under the line was $9,138,000. The line includes up to $5,000,000 for the issuance of commercial and standby letters of credit. The line of credit must be fully repaid for a 30 day consecutive period between January 1 and February 15 each year. The Company has the option of choosing interest payable at a rate based on LIBOR plus 2.25% or a rate equal to the bank's prime rate. The agreement, contains restrictive covenants, which include maintaining certain minimum tangible net worth levels and requiring bank consent for the payment of dividends. As of July 31, 1999, the Company was in compliance with these covenants. The agreement also includes certain prepayment penalties.


                                      6 of 12

PART I.   FINANCIAL INFORMATION

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

     As of July 31, 1999, Natural Wonders operated 177 stores in 36 states compared to 175 stores in 36 states as of August 1, 1998. In the first six months of 1999, three new stores and one holiday store were opened, and seven stores were closed (three holiday stores from 1998, two permanent stores, and two for remodeling) as compared to five new stores opened and one permanent store closed in the first six months of fiscal 1998.

SALES

     During the second quarter of 1999 and six months year to date, sales decreased 7.4%, over the same periods in 1998. The decreases were primarily due to the decrease in comparable store sales. Comparable store sales decreased 8.3% in the second quarter of 1999, and 9.0% year to date, as compared to the same periods in 1998. The decreases in the second quarter and year to date comparable store sales were primarily attributable to the impact of the ongoing core merchandise assortment transition to higher quality, unique gifts focused on science and nature.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

     Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. As a percentage of sales, these costs increased to 82.0% in the second quarter of 1999 from 72.7% in the second quarter of 1998, and increased to 84.7% year to date, compared to 77.7% in the comparable period in 1998. The increase in costs as a percentage of sales in the second quarter and year to date was primarily due to the impact of the reduction in comparable store sales on store occupancy fixed expense.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs increased to 42.6% in the second quarter of 1999 from 36.2% in the second quarter of 1998. For the first six months of 1999, they were 43.5% compared to 41.4% in 1998. The increase in the costs as a percentage of sales in the second quarter and year to date was primarily due to the impact of the reduction in comparable store sales on store non-occupancy fixed expenses.


                                       7 of 12

OPERATING INCOME

     As a result of the foregoing, the operating loss was $6,249,000 or 24.6% of sales in the second quarter of 1999 versus $2,460,000 or 9.0% of sales in the second quarter of 1998. The operating loss for the first six months of 1999 was $13,260,000 or 28.2% of sales compared to $9,681,000 or 19.1% for the first six months of 1998.

NET INTEREST AND OTHER EXPENSE

     Net interest and other expense remained at 0.1% of sales in the second quarter of 1999 compared to the second quarter of 1998, and (0.01) % for the first six months of 1999 compared to 0.1% for the same period of 1998.

NET LOSS

     As a result of the foregoing, the net loss increased to $3,959,000 or 15.6% of sales in the second quarter of 1999 from $1,569,000 or 5.7% of sales in the second quarter of 1998. The net loss increased to $8,316,000 or 17.7% of sales for the first six months of 1999 from $6,145,000 or 12.1% of sales for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of capital in recent years have been net cash flow from operations. Seasonal working capital requirements have been met through short-term bank borrowings.

     During the first six months of fiscal 1999, cash and investments decreased $11,988,000. This was primarily due to seasonal operating losses, historically incurred in the first three fiscal quarters, construction and fixtures for new stores and decreased accounts payable. In fiscal 1997 the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of the Company's
outstanding common stock.   Beginning in February 1998, the Company began
repurchasing stock and as of the end of the second quarter of 1999 has purchased 334,657 shares for a total of $1,215,000.

     Compared to the second quarter in the prior year, cash and investments remained flat. The increase in short-term borrowings and accounts payable and lower merchandise inventories was offset by higher seasonal operating losses, construction and fixture purchases for new and remodeled stores, and the repurchase of stock.

     During the remainder of 1999, the Company plans to open 5 new stores and, during the holiday season, approximately 20 temporary store locations. The Company anticipates that cash for the remainder of 1999 will primarily be used for capital expenditures and merchandise inventory for new stores and temporary locations, store remodeling and to purchase inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season.

     The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue. The Company presently believes, with the new


                                       8 of 12
merchandise and financial information system placed in service in February 1998, the Year 2000 will not pose significant operational problems. The Company also believes that customers are not likely to be significantly affected by the Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company. The Company will utilize both internal and external resources to reprogram or replace, and test the software for the Year 2000 modifications. During 1998, the Company rolled out a new operating system along with related merchandising, distribution and accounting software, and upgraded the payroll system. In early 1999 the Company also upgraded the existing human resources information system to be Year 2000 compliant, and is implementing a new system in the third quarter, that is also Year 2000 compliant. All systems that need to be reviewed have been identified and the Company is now in the process of reviewing questionnaires sent out to the vendors and testing systems for compliance. The Company does not expect expenditures related to the Year 2000 issue to be material and as such, costs associated with Year 2000 have not and are not expected to have a significant impact on the Company's results of operations, liquidity, or capital resources. To date, the Company has not accelerated any system replacements or incurred any costs for upgrades or additional personnel in order to make any systems Year 2000 compliant. It is the opinion of management that the reasonably likely worst case scenario would arise from utility or banking industry problems, rather than internal system or operational issues. The Company is currently developing Year 2000 contingency plans.

     The Company had a credit facility agreement with a commercial bank for the purpose of financing seasonal working capital needs. The total borrowings on the line of credit and the letters of credit could not exceed $23,000,000 during the increase period or $12,000,000 during the remainder of the term. The Company was out of compliance with the bank covenants as of May 1, 1999 and received a waiver valid through June 15, 1999. The Company entered into an amended and restated line effective June 15, 1999. The new line is for a term of three years, with a maximum credit line of $30,000,000, and is provided by the same commercial bank, together with an additional lender acting as administrative agent. The line provides for revolving advances up to the lesser of 60% of the value of eligible inventory, 80% of the net retail liquidation value of eligible inventory, or the maximum credit line. As of July 31, 1999, total availability under the line was $9,138,000. The line includes up to $5,000,000 for the issuance of commercial and standby letters of credit. The line of credit must be fully repaid for a 30 day consecutive period between January 1 and February 15. The Company has the option of choosing interest payable at a rate based on LIBOR plus 2.25% or a rate equal to the bank's prime rate. The agreement, contains restrictive covenants, which include maintaining certain minimum tangible net worth levels and requiring bank consent for the payment of dividends. As of July 31, 1999, the Company was in compliance with these covenants. The agreement also includes certain prepayment penalties.

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

ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" will be effective for the Company, as delayed by SFAS No. 137, in June 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet evaluated the impact of SFAS No. 133 on its financial statements.


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


                                       10 of 12

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 25, 1998 at its principal offices in Fremont, California. Of the shares outstanding as of the record date, 6,822,067 shares were present at the meeting or represented by proxies, representing approximately 85.8% of the total votes eligible to be cast.

     At the meeting the stockholders voted to elect one (1) Class III director of the Company to each serve a three year term and until his successor is duly elected and qualified. The name of the Class III director elected at the Annual Meeting and the votes cast are set forth below.

                                     For                 Withheld
                                     ---                 --------
     Pearson C Cummin III          6,645,614             176,453

     The following Class I directors continued to hold office:
     Peter L. Harris, David H. Folkman

     The following Class II directors continued to hold office:
     Peter G. Hanelt, Julius Jensen III

The Company's stockholders also voted to approve the following:

     - To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending January 29, 2000. There were 6,809,948 affirmative votes, 7,710 negative votes, and 4,409 abstentions.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   EXHIBITS

          Exhibit 11.1        Computation of Per Share Loss

          Exhibit 27          Financial Data Schedule


     b.   REPORTS ON FORM 8-K
          No reports on Form 8-K were filed with the Securities and Exchange Commission during the second quarter of fiscal 1999.


                                       11 of 12

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 15, 1999
                                        NATURAL WONDERS, INC.
                                           (Registrant)



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