Form 10-Q/A
period 1999-07-31
NATURAL WONDERS INC
filed 1999-09-15
CIK 885566

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

                                       2 of 12

                               NATURAL WONDERS, INC.
                         CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)
                                    (Unaudited)

                                                       QUARTER ENDED                SIX MONTHES ENDED
                                                 --------------------------    --------------------------
                                                   JULY 31,      AUGUST 1,        JULY 31,     AUGUST 1,
                                                     1999           1998           1999           1998
                                                 -----------    -----------    -----------    -----------
Net sales                                        $    25,415    $    27,443    $   46,967     $   50,708
Cost of goods sold and
  store occupancy expenses                            20,831         19,961        39,781         39,398
                                                 -----------    -----------    ----------     ----------
     Gross margin                                      4,584          7,482         7,186         11,310
Selling, general & administrative expenses            10,833          9,942        20,446         20,991
                                                 -----------    -----------    ----------     ----------
     Operating loss                                   (6,249)        (2,460)      (13,260)        (9,681)

Interest expense                                          35             57            39            125
Interest income and other, net                             0             26            98             52
                                                 -----------    -----------    ----------     ----------
     Loss before taxes                                (6,284)        (2,491)      (13,201)        (9,754)
Income tax benefit                                     2,325            922         4,885          3,609
                                                 -----------    -----------    ----------     ----------
     Net loss                                    $    (3,959)   $    (1,569)   $   (8,316)    $   (6,145)
                                                 -----------    -----------    ----------     ----------
                                                 -----------    -----------    ----------     ----------

Net loss per common share basic and diluted:     $     (0.50)   $     (0.19)   $    (1.05)    $    (0.76)

Weighted average common shares outstanding
basic and diluted:                                     7,928          8,084         7,940          8,066

Stores open at end of period                             177            175           177            175

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