Form 10-Q
period 1999-10-30
NATURAL WONDERS INC
filed 1999-12-15
CIK 885566

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 30, 1999

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

                           YES  X                            NO
                              ------

Common stock outstanding as of December 13, 1999: 7,865,103 shares of common stock.

                                     1 of 12

                              NATURAL WONDERS, INC.

                                      INDEX

                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Statements of Operations                               3
         Quarters ended October 30, 1999 and October 31, 1998

         Condensed Balance Sheets                                         4
         October 30, 1999, January 30, 1999 and October 31, 1998

         Condensed Statements of Cash Flows                               5
         Nine months ended October 30, 1999 and October 31, 1998

         Notes to Condensed Financial Statements for the                  6
         period ended October 30, 1999

ITEM 2.  Management's Discussion and Analysis of                          7-10
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                                11

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders - None

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K - None

         SIGNATURE                                                        12

                                     2 of 12

                              NATURAL WONDERS, INC.
                        CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)
                                   (Unaudited)


                                                   QUARTER ENDED          NINE MONTHS ENDED
                                             ------------------------  -----------------------
                                             OCTOBER 30,  OCTOBER 31,  OCTOBER 30,  OCTOBER 31,
                                                 1999        1998         1999         1998
                                             -----------  -----------  -----------  -----------
Net sales                                    $ 23,332     $ 24,464     $ 70,299     $ 75,173
Cost of goods sold and
     store occupancy expenses                  17,599       18,786       57,380       58,184
                                             -----------  -----------  -----------  -----------
         Gross margin                           5,733        5,678       12,919       16,989
Selling, general & administrative expenses     11,635       10,426       32,081       31,417
                                             -----------  -----------  -----------  -----------
         Operating loss                        (5,902)      (4,748)     (19,162)     (14,428)

Interest expense and other, net                   263            8          205           83
                                             -----------  -----------  -----------  -----------
         Loss before taxes                     (6,165)      (4,756)     (19,367)     (14,511)
Income tax benefit                              2,281        1,760        7,166        5,369
                                             -----------  -----------  -----------  -----------
         Net loss                            $ (3,884)    $ (2,996)    $(12,201)    $ (9,142)
                                             ===========  ===========  ===========  ===========
Net loss per common share
basic and diluted:                           $  (0.49)    $  (0.38)    $  (1.54)    $  (1.14)

Weighted average common shares outstanding
basic and diluted:                              7,865        7,978        7,915        8,037

Stores open at end of period                      203          194          203          194



                        See notes to financial statements

                                   3 of 12

                              NATURAL WONDERS, INC.
                             CONDENSED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)


                                                       OCTOBER 30,  JANUARY 30,  OCTOBER 31,
                                                           1999        1999        1998
                                                       -----------  -----------  -----------
                             ASSETS
Current Assets:

      Cash and cash equivalents                        $    802     $  4,841     $     14
      Short-term investments                                  0        7,380            0
      Merchandise inventories                            53,805       22,707       38,693
      Prepaid income taxes                                7,313        1,403        5,423
      Prepaid expenses and other current assets           4,926        4,318        6,048
                                                       -----------  -----------  -----------
               Total current assets                      66,846       40,649       50,178
Property and Equipment:
      Leasehold improvements                             30,479       30,077       30,173
      Property and equipment under capital lease              0            0        4,189
      Furniture, fixtures and equipment                  31,572       34,106       28,925
                                                       -----------  -----------  -----------
                                                         62,051       64,183       63,287
      Less accumulated depreciation and amortization    (36,041)     (37,510)     (35,662)
                                                       -----------  -----------  -----------
                                                         26,010       26,673       27,625
Other Assets                                              3,310        3,526        2,226
                                                       -----------  -----------  -----------
Total Assets                                           $ 96,166     $ 70,848     $ 80,029
                                                       ===========  ===========  ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Trade accounts payable                           $ 25,535     $  8,500     $ 12,216
      Accrued compensation and related costs              1,736        2,300        1,467
      Accrued liabilities                                 2,408        3,037        2,133
      Short-term borrowings                              22,331            0       14,500
                                                       -----------  -----------  -----------
              Total current liabilities                  52,010       13,837       30,316
Deferred Rents                                            3,244        3,561        3,630
Commitments and Contingencies
Stockholders' Equity:

      Common stock, par value $.0001; authorized
      17,000,000 shares; issued and outstanding
      7,865,103; 7,951,392; 7,942,289 shares                  1            1            1
      Capital in excess of par value                     33,736       34,073       33,951
      Retained earnings                                   7,175       19,376       12,131
                                                       -----------  -----------  -----------
              Total stockholders' equity                 40,912       53,450       46,083
                                                       -----------  -----------  -----------
Total Liabilities and Stockholders' Equity             $ 96,166     $ 70,848     $ 80,029
                                                       ===========  ===========  ===========


                        See notes to financial statements


                                   4 of 12

                              NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            NINE MONTHS ENDED
                                                                    --------------------------------------
                                                                    OCTOBER 30, 1999      OCTOBER 31, 1998
                                                                    ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                        $      (12,201)       $    (9,142)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                          5,660              5,411
      Loss on disposition of asset                                             106                978
      Change in operating assets and liabilities:
         Merchandise inventories                                           (31,098)           (15,509)
         Prepaid expenses and other assets                                  (6,302)            (6,139)
         Trade accounts payable                                             17,035              4,219
         Accrued compensation and related costs                               (564)            (1,358)
         Accrued liabilities                                                  (629)            (1,503)
         Income tax payable                                                      0             (1,857)
         Deferred rent                                                        (317)              (175)
                                                                    ----------------      ----------------
         Net cash used in operating activities                             (28,310)           (25,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                           0             (6,900)
   Sales of short-term investments                                           7,380             20,300
   Purchases of property and equipment                                      (5,103)            (5,170)
                                                                    ----------------      ----------------
         Net cash provided by investing activities                           2,277              8,230

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                               0             (1,327)
   Principal payments on long-term debt                                          0             (2,088)
   Net borrowing on line of credit                                          22,331             14,500
   Purchase of treasury stock                                                 (366)              (896)
   Issuance of common stock under employee stock purchase program               29                 37
   Exercise of stock options and warrants                                        0                282
                                                                    ----------------      ----------------
         Net cash provided by financing activities                          21,994             10,508

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (4,039)            (6,337)

CASH AND CASH EQUIVALENTS:

   Beginning of period                                                       4,841              6,351
                                                                    ----------------      ----------------
   End of period                                                    $          802                 14
                                                                    ================      ================
CASH PAID DURING PERIOD:

   Interest                                                         $          289                285
   Income taxes                                                     $           97              1,857


                        See notes to financial statements


                                   5 of 12

                              NATURAL WONDERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF OCTOBER 30, 1999 AND OCTOBER 31, 1998 AND FOR THE THREE AND NINE MONTH PERIODS ENDED OCTOBER 30, 1999 AND OCTOBER 31, 1998

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations, and cash flows. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any full fiscal year.

      These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1998 Annual Report to Stockholders and Form 10-K for the fiscal year ended January 30, 1999 as filed with the Securities and Exchange Commission.

2. New Accounting Pronouncements: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as delayed by SFAS No. 137, will be effective for the Company in June 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet evaluated the potential impact of SFAS No. 133 on its financial statements.

3. The Company entered into an amended and restated credit facility agreement with a commercial bank effective June 15, 1999 for the purpose of financing seasonal working capital needs. This line of credit is for a term of three years, with a maximum credit line of $30,000,000, and is provided by the same bank as the Company's previous credit facility agreement, together with an additional lender acting as administrative agent. The line provides for revolving advances up to the lesser of 60% of the value of eligible inventory, 80% of the net retail liquidation value of eligible inventory, or the maximum credit line. As of October 30, 1999, total availability under the line was $25,920,000, of which $22,331,000 was outstanding. The line includes up to $5,000,000 for the issuance of commercial and standby letters of credit. The line of credit must be fully repaid for a 30-day consecutive period between January 1 and February 15 each year. The Company has the option of choosing interest payable at a rate based on LIBOR plus 2.25% or a rate equal to the bank's prime rate. The agreement contains restrictive covenants, which include maintaining certain minimum tangible net worth levels and requiring bank consent for the payment of dividends. As of October 30, 1999, the Company was in compliance with these covenants. The agreement also includes certain prepayment penalties.

      The Company's previous credit facility agreement allowed for total borrowings on the line of credit and the letters of credit up to $23,000,000 during the increase period or $12,000,000 during the remainder of the term. The Company was out of compliance with the bank covenants as of May 1, 1999 and received a waiver valid through June 15, 1999, at which time the Company entered into the amended and restated credit facility agreement.

                                     6 of 12

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

         As of October 30, 1999, Natural Wonders operated 203 stores in 39 states compared to 194 stores in 36 states as of October 31, 1998. In the first nine months of 1999, six new permanent stores were opened, five stores were closed (three holiday stores from 1998 and two permanent stores) and 22 temporary holiday stores were opened, as compared to nine permanent stores opened, three permanent stores closed and 17 temporary holiday stores opened in the first nine months of fiscal 1998.

SALES

         During the third quarter of 1999, sales decreased 4.6% over the same period in 1998. The decrease was primarily due to decreased comparable store sales. Comparable store sales decreased 6.0% in the third quarter of 1999, as compared to the same period in 1998. The decrease in the comparable store sales in the third quarter was primarily due to continued weakness in the Discovery, Apparel and Media merchandising areas. In the first nine months of 1999, sales decreased 6.5% over the same period in 1998 due to decreased comparable store sales of 8.0%.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

         Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. As a percentage of sales, these costs decreased to 75.4% in the third quarter of 1999 from 76.8% in the third quarter of 1998 and increased to 81.6% in the first nine months of 1999 from 77.4 % in the first nine months of 1998. The decrease in the third quarter cost of goods sold as a percentage of sales was due to the effect of inventory processing and handling costs capitalization associated with an increasing inventory balance, partially offset by fixed store occupancy costs for more stores with lower sales per store, while product costs remained flat. The increase in the first nine months of 1999, compared to 1998 was due to fixed store occupancy costs for more stores with lower sales per store and a slightly higher product cost, partially offset by The decrease in the third quarter cost of goods sold as a percentage of sales was due to the effect of inventory processing and handling costs capitalization associated with an increasing inventory balance.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs increased to 49.9% in the third quarter of 1999 from 42.6 % in the third quarter of 1998, due to lower sales per store. Excluding timing variances and one time adjustments in the third quarter of 1998, selling, general and


                                     7 of 12
administrative expenses declined slightly from year to year on an absolute dollar basis. In the first nine months of 1999 these costs increased from 41.8% in 1998 to 45.6% in 1999, due to lower sales per store. Excluding timing variances and one-time adjustments in 1998, selling, general and administrative expenses declined from year to year on an absolute dollar basis.

OPERATING INCOME

         As a result of the foregoing, the operating loss was $5,902,000 or 25.3% of sales in the third quarter of 1999 versus $4,748,000 or 19.4% of sales in the third quarter of 1998. For the first nine months of 1999, the operating loss was $19,162,000 or 27.3% of sales compared to an operating loss of $14,428,000 or 19.2% of sales in the first nine months of 1998.

INTEREST EXPENSE AND OTHER, NET

         Interest Expense and Other, Net was 1.1% of sales in the third quarter of 1999 compared to 0.0% in the third quarter of 1998 and 0.3% of sales for the first nine months of 1999 compared to 0.1% of sales in the first nine months of 1998.

NET LOSS

         As a result of the foregoing, the net loss increased to $3,884,000 or 16.6% of sales in the third quarter of 1999 from $2,996,000 or 12.2% of sales in the third quarter of 1998. For the first nine months of 1999, the net loss increased from $12,201,000 or 17.4% of sales compared to $9,142,000 or 12.2% of sales in the first nine months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of capital in recent years have been net cash flow from operations. Seasonal working capital requirements have been met through short-term bank borrowings.

         During the first nine months of fiscal 1999, cash and investments decreased $11,419,000. This was primarily due to seasonal operating losses, historically incurred in the first three fiscal quarters and construction and fixtures for new stores. Increased pre-holiday inventory was paid for with short- term borrowings and increased accounts payable. In fiscal 1997 the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of the Company's outstanding common stock. Beginning in February 1998, the Company began repurchasing stock and as of the end of the third quarter of 1999 has purchased 338,257 shares for a total of $1,273,000.

         Compared to the third quarter in the prior year, cash and investments remained flat. The increase in short-term borrowings, accounts payable and merchandise inventories was offset by higher operating losses, construction and fixture purchases for new and remodeled stores, and the repurchase of stock.

         During the remainder of 1999, the Company plans to open 3 new stores and, during the holiday season, approximately 4 temporary store locations. The Company anticipates that cash for the remainder of 1999 will primarily be used for capital expenditures and merchandise inventory for new and temporary locations, and to purchase inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season.


                                     8 of 12

         The Company has conducted a review of its computer systems to identify those areas that could be affected by the Year 2000 issue. The Company presently believes, with the new merchandise and financial information system placed in service in February 1998, the Year 2000 will not pose significant operational problems. The Company also believes that customers are not likely to be significantly affected by the Year 2000 issue. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted on a timely basis and would not have an adverse effect on the Company. The Company will utilize both internal and external resources to reprogram or replace, and test the software for the Year 2000 modifications. During 1998, the Company rolled out a new operating system along with related merchandising, distribution and accounting software, and upgraded the payroll system. In early 1999 the Company also upgraded the existing human resources information system to be Year 2000 compliant, and implemented a new system in the third quarter, that is also Year 2000 compliant, and is currently running in parallel with the old system. All systems that need to be reviewed have been identified and the Company continues to review questionnaires sent out to the vendors and testing systems for compliance. The Company does not expect expenditures related to the Year 2000 issue to be material and as such, costs associated with Year 2000 have not and are not expected to have a significant impact on the Company's results of operations, liquidity, or capital resources. To date, the Company has not accelerated any system replacements or incurred any costs for upgrades or additional personnel in order to make any systems Year 2000 compliant. It is the opinion of management that the reasonably likely worst case scenario would arise from external causes such as utility or banking industry problems, rather than internal system or operational issues. The Company has developed Year 2000 contingency plans.

          The Company had a credit facility agreement with a commercial bank for the purpose of financing seasonal working capital needs. The total borrowings on the line of credit and the letters of credit could not exceed $23,000,000 during the increase period or $12,000,000 during the remainder of the term. The Company was out of compliance with the bank covenants as of May 1, 1999 and received a waiver valid through June 15, 1999. The Company entered into an amended and restated line effective June 15, 1999. The new line is for a term of three years, with a maximum credit line of $30,000,000, and is provided by the same commercial bank, together with an additional lender acting as administrative agent. The line provides for revolving advances up to the lesser of 60% of the value of eligible inventory, 80% of the net retail liquidation value of eligible inventory, or the maximum credit line. As of October 30 1999, total availability under the line was $25,920,000. The line includes up to $5,000,000 for the issuance of commercial and standby letters of credit. The line of credit must be fully repaid for a 30-day consecutive period between January 1 and February 15. The Company has the option of choosing interest payable at a rate based on LIBOR plus 2.25% or a rate equal to the bank's prime rate. The agreement contains restrictive covenants, which include maintaining certain minimum tangible net worth levels and requiring bank consent for the payment of dividends. As of October 30, 1999, the Company was in compliance with these covenants. The agreement also includes certain prepayment penalties.

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

ACCOUNTING PRONOUNCEMENTS

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as delayed by SFAS No. 137, will be effective for the Company in June 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet evaluated the potential impact of SFAS No. 133 on its financial statements.

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


                                    10 of 12

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  EXHIBITS

         Exhibit 10.28.5: Amendment Number One to Amended and Restated Loan and Security Agreement entered into on June 15, 1999 among the Company, Wells Fargo Bank, National Association and Foothill Capital Corporation.

         Exhibit 11.1:  Computation of Per Share Loss

         Exhibit 27:    Financial Data Schedule

     b.  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the third quarter of fiscal 1999.

                                    11 of 12

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 14, 1999

                                  NATURAL WONDERS, INC.
                                    (Registrant)

                                  /s/ Peter G. Hanelt
                                  --------------------------------------
                                  Peter G. Hanelt,
                                    Chief Executive Officer, President and
                                  Chief Financial Officer
                                  (Signing on behalf of the registrant and
                                  as Principal Accounting and Financial Officer)

                                    12 of 12