Form 10-K405
period 2000-01-29
NATURAL WONDERS INC
filed 2000-04-24
CIK 885566

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended             JANUARY 29, 2000
                           -----------------------------------------------------

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------          ---------------------

Commission file number:                              0-20035
                       ---------------------------------------------------------

                              NATURAL WONDERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              77-0141610
------------------------------                      ----------------------------
State or other jurisdiction of                               (IRS Employer
incorporation or organization                                Identification No.)

        4209 TECHNOLOGY DRIVE, FREMONT, CALIFORNIA                    94538
--------------------------------------------------------------------------------
        (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code            (510) 252-9600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant
to section 12(g) of the Act:   COMMON STOCK, PAR VALUE $.0001 (Title of Class)
                               -------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X . NO   .
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and ask prices of the Registrant's Common Stock as reported on NASDAQ Stock Market on March 31, 2000, was $10,041,285. The number of shares of Common Stock, with $.0001 par value, outstanding on March 31, 2000 was 7,837,406 shares.

Documents incorporated by reference:

Items 5, 6, 7 and 8 of Part II are incorporated by reference from the Company's 1999 Annual Report to Stockholders. Items 10, 11, 12 and 13 of Part III are incorporated by reference from the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, to be held May 23, 2000. Registrant's definitive Proxy Statement was filed with the Securities and Exchange Commission on April 14, 2000.

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

Natural Wonders was incorporated in California on December 12, 1986, and reincorporated in Delaware on October 27, 1994. The Company operated 182 stores in 39 states at the end of fiscal 1999. In fiscal 1999, the Company opened 10 stores with permanent locations, 9 permanent and 3 temporary stores were closed, and 26 temporary stores were opened and 22 closed during the holiday season. At the end of 1999, 4 of the temporary locations remained opened and 3 will be moved to permanent locations in 2000. During the 2000 calendar year, the Company plans to open approximately 6 new stores and, during the holiday season, approximately 25 temporary locations.


PRODUCTS AND MERCHANDISING

During fiscal 1999, the typical Natural Wonders' store stocked between 1,500 to 2,000 different stock keeping units ("SKU's"). Specific quantities of merchandise are allocated according to the requirements of individual stores based upon a merchandise classification planning system. While items are offered in a wide range of prices, a majority are priced below $25.00.

The following is a description of the Company's merchandise assortment by product category:

KIDS & DISCOVERY Educational and interactive toys and games: plush animals, glow in the dark toys, flow-motion and kinetic sculpture products, decorative lighting, creativity and science kits and novelty toys.

GIFTS Lighting, ceramics, home decorative, collectibles, kaleidoscopes, paperweights, globes and weather products.

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

OPTICS Telescopes and accessories, starfinders, binoculars, compasses and thermometers.

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

Natural Wonders' merchandise organization includes 4 product teams, consisting of senior product managers, a product support team, as well as senior merchandising planners and store planners in the planning and allocation teams. The Company currently purchases merchandise from over 650 vendors. These vendors include artisans, craftsmen and importers, as well as larger manufacturers and distributors. In fiscal 1999, only one vendor accounted for more than 5% of the Company's merchandise purchases. Natural Wonders purchased 9% of its merchandise from Meade Instruments

Corporation. Prior to 1999, no one vendor accounted for more that 5% of the Company's merchandise purchases.


STORE OPENING COSTS

In 2000, the Company estimates that the average cost for leasehold improvements, furniture and fixtures will be $260,000 for each new store, before any landlord construction allowances. Capital expenditures for stores with temporary locations are expected to be minimal. Working capital requirements, primarily consisting of inventory purchases, are expected to average $110,000 for each new store and $85,000 for stores with temporary locations. The average pre-opening costs per store, which are expensed as incurred, are estimated to be $11,000 for new stores and $9,000 for stores with temporary locations.

MARKETING

Natural Wonders' marketing strategy is to create an atmosphere that generates excitement about the world of nature and science. The strategy includes theme presentations, which highlight a related group of products that tell a story about a specific place or activity. Marketing may also involve developing partnerships with non-profit organizations that support environmental and conservation efforts. Additionally, the Company has created a customer database that enables the Company to engage in special promotional and marketing programs targeted at specific potential customer groups.

STORE ENVIRONMENT. Natural Wonders' stores are well lighted with glass storefronts designed to be visible and appealing from a distance. Inside the store, customers find a hands-on environment where they are encouraged to pick up and explore different products. For example, a store may demonstrate Natural Wonders' compact disc and cassette tape offerings of New Age, contemporary and instrumental music and a color monitor may display videotapes depicting science and nature themes from Natural Wonders' video collection.

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

INFORMATION SYSTEMS

In February 1998, the Company completed the installation of a new management information system that integrates its merchandising, distribution, and financial systems. The new system provides detailed information about all aspects of product flow and sales, and includes a data warehouse that allows the management of inventory by SKU and the analysis of store trends.

COMPETITION

The specialty retail business is highly competitive. Within the nature and science segment of specialty retailing, the Company competes with The Nature Company and Discovery Channel stores, a subsidiary of The Discovery Channel, Inc., as well as many other national and regional specialty retailers such as Store of Knowledge and World of Science stores. The Company competes on the basis of product assortment, customer service, store location and attractiveness of store design. Management believes that a moderately priced, high quality merchandise assortment, high level of customer service and open store design will enable it to compete effectively. Natural Wonders also competes with specific segments of a wide variety of department and specialty stores, many of which are larger and have substantially greater resources than the Company. There is no assurance that in the future the Company will not face greater competition from other national or regional retailers.




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

EMPLOYEES

As of January 29, 2000, the Company had approximately 2,300 employees. A significant number of seasonal employees are hired during each holiday selling season. None of the Company's employees is represented by a labor union.

FUTURE RESULTS

This report contains forward-looking statements regarding, among other matters, the Company's future strategy, store opening plans, availability of financing and cash flows, merchandising strategy and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors. The success of the Company's operations depends upon a number of factors relating to consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise.

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

As of January 29, 2000, the Company operated 182 stores in 39 states occupying approximately 450,000 gross square feet of leased space. The average size of a Natural Wonders store is approximately 2,500 square feet. The Company leases all of the stores with most lease terms ranging from 8 to 10 years and expiring between 2000 and 2009. Leases for the Company's stores typically contain provisions for percentage rental payments after a specified sales level has been achieved.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDERS' MATTERS

The information required by this item is incorporated by reference to the section entitled "Market Information and Dividend Policy" in the Company's 1999 Annual Report to Stockholders for the fiscal year ended January 29, 2000 (the "1999 Annual Report").

ITEM 6.       SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the section entitled "Selected Financial Data" in the Company's 1999 Annual Report.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Company's 1999 Annual Report.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated by reference to the Financial Statements and accompanying Notes in the Company's 1999 Annual Report.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURES

None.
                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to the Directors and Executive Officers of the Registrant is incorporated by reference to the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders.

There are no family relationships among directors or executive officers of the Company. The executive officers are elected by and serve at the discretion of the Company's Board of Directors. The Company is dependent upon the efforts of its executive officers, the loss of whom could materially affect the Company's business, financial condition and results of operations.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders.

ITEM 11.      EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT

The information required by this item is incorporated by reference to the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference in the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K

(a)   FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, AND EXHIBITS.

      1.  FINANCIAL STATEMENTS

         The following Financial Statements of the Registrant and Independent Auditors' Report on such Financial Statements are incorporated by reference to the Company's 1999 Annual Report to Stockholders.

         Statements of Operations for fiscal years 1999, 1998, and 1997

         Balance Sheets at January 29, 2000 and January 30, 1999

         Statements of Stockholders' Equity for fiscal years 1999, 1998, and
         1997

         Statements of Cash Flows for fiscal years 1999, 1998, and 1997

         Notes to Financial Statements

         Independent Auditors' Report

      2. FINANCIAL STATEMENT SCHEDULES

         Schedules not listed above have been omitted because they are not applicable or are not required.

      3.  EXHIBITS

          A list of Exhibits required to be filed as part of this report is set forth on pages 8 through 10 of this report.

(b)    REPORTS ON FORM 8-K

No reports on Form 8-K were filed with the Securities and Exchange Commission during the last quarter of fiscal 1999.

                                   SIGNATURES

      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date:      April 25, 2000                   NATURAL WONDERS, INC.
                                         ---------------------------------------
                                              (Registrant)

                                    By:    /s/ Peter G. Hanelt
                                         ---------------------------------------
                                           Chief Executive Officer, President,
                                           Chief Financial Officer, and Director


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.


         SIGNATURE                                                        TITLE
         ---------                                                        -----
      /s/ PEARSON C. CUMMIN III
-------------------------------------
         (Pearson C. Cummin III)                              Chairman of the Board


      /s/ PETER G. HANELT
-------------------------------------
         (Peter G. Hanelt)                                    Chief Executive Officer, President,
                                                              Chief Financial Officer, and Director
                                                              (Principal Executive, Accounting and
                                                                       Financial Officer)

      /s/ DAVID FOLKMAN
-------------------------------------
          (David Folkman)                                     Director


      /s/ BRUCE BEDA
-------------------------------------
          (Bruce Beda)                                        Director


      /s/ JULIUS JENSEN III
-------------------------------------
          (Julius Jensen III)                                 Director




Date:  April 25, 2000

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                               DESCRIPTION

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

                 *Plan or agreement pursuant to which the Company's officers or directors have received compensation.

EXHIBIT
NUMBER                                               DESCRIPTION

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

10.28.1 Second Amendment to Credit Agreement, entered into on September 15, 1998 between the Company and Wells Fargo Bank, National Association is incorporated by reference to Exhibit 10.28.1 of the 1998 Form 10-K.

10.28.2 Third Amendment to Credit Agreement, entered into on January 29, 1999 between the Company and Wells Fargo Bank, National Association is incorporated by reference to Exhibit 10.28.2 of the 1998 Form 10-K.

10.28.3 Fourth Amendment to Credit Agreement, entered into on March 15, 1999 between the Company and Wells Fargo Bank, National Association is incorporated by reference to Exhibit 10.28.3 of the 1998 Form 10-K.

10.28.4 Amended and Restated Loan and Security Agreement entered into on June 15, 1999 among the Company, Wells Fargo Bank, National Association and Foothill Capital Corporation is incorporated by reference to Exhibit 10.28.4 of the 1999 Form 10-Q, for the quarterly period ended May 1, 1999.

10.28.5 Amendment Number One to Amended and Restated Loan and Security Agreement entered into on June 15, 1999 among the Company, Wells Fargo Bank, National Association and Foothill Capital Corporation is incorporated by reference to Exhibit 10.28.5 of the 1999 Form 10-Q, for the quarterly period ended October 30, 1999.

10.29* Executive Employment Agreement entered into on September 29,1998 between the Company and Kenneth G. Norton is incorporated by reference to Exhibit 10.29 of the 1998 Form 10-K.

10.30* Nonqualified Stock Option Agreement entered into on September 29,1998 between the Company and Kenneth G. Norton is incorporated by reference to Exhibit 10.30 of the 1998 Form 10-K.

10.31* Secured Promissory Note for Kenneth G. Norton, dated October 19, 1998 is incorporated by reference to Exhibit 10.30 of the 1998 Form 10-K.

10.32* Nonqualified Stock Option Agreement entered into on September 29,1998 between the Company and Peter G. Hanelt is incorporated by reference to Exhibit 10.32 of the 1998 Form 10-K.

                 *Plan or agreement pursuant to which the Company's officers or directors have received compensation.

10.33* Nonqualified Stock Option Agreement entered into on September 29,1998 between the Company and David H. Folkman is incorporated by reference to Exhibit 10.33 of the 1998 Form 10-K.

10.33.1* Amendment to Nonqualified Stock Option Agreement, entered into on April 2, 1999 between the Company and David H. Folkman is incorporated by reference to Exhibit 10.33.1 of the 1998 Form 10-K.

13.1             1999 Annual Report to Stockholders.

27.1             Financial Data Schedule - 1999

                 *Plan or agreement pursuant to which the Company's officers or directors have received compensation.

INDEPENDENT AUDITORS' CONSENT


Board of Directors
Natural Wonders, Inc.
Fremont, California

We consent to the incorporation by reference in Registration Statements Nos. 33-80017, 33-62380, 33-62388, 33-62390 333-63779, 333-65521 and 333-49021 of
Natural Wonders, Inc. on Form S-8 of our report dated March 3, 2000, incorporated by reference in this Annual Report on Form 10-K of Natural Wonders, Inc. for the year ended January 29, 2000.



/s/ Deloitte & Touche, LLP

Deloitte & Touche, LLP
San Francisco, California
April 21, 2000