Form 10-Q
period 2000-04-29
NATURAL WONDERS INC
filed 2000-06-13
CIK 885566

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended APRIL 29, 2000

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

                         YES   X                      NO
                              ---



Common stock outstanding as of May 27, 2000:  7,848,288  shares of common stock.


                                     1 of 12

                              NATURAL WONDERS, INC.
                                      INDEX

                                                                       Page Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Statements of Operations                               3
         Quarters ended April 29, 2000 and May 1, 1999

         Condensed Balance Sheets                                         4
         April 29, 2000, January 29, 2000 and May 1, 1999

         Condensed Statements of Cash Flows                               5
         Three months ended April 29, 2000 and May 1, 1999

         Notes to Condensed Financial Statements                          6

ITEM 2.  Management's Discussion and Analysis of                          7 - 10
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                                11

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


                                     2 of 12

                              NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                          THREE MONTHS ENDED
                                                                            -----------------------------------------------
                                                                                 APRIL 29,                    MAY 1,
                                                                                   2000                        1999
                                                                            --------------------        -------------------
Net sales                                                                   $             23,273        $            21,552
Cost of goods sold and
     store occupancy expenses                                                             19,002                     18,950
                                                                            --------------------        -------------------
         Gross margin                                                                      4,271                      2,602
Selling, general & administrative expenses                                                10,362                      9,613
                                                                            --------------------        -------------------
         Operating loss                                                                   (6,091)                    (7,011)

Interest expense (income) and other, net                                                     152                        (92)
                                                                            --------------------        -------------------
         Loss before taxes                                                                (6,243)                    (6,919)
Income tax benefit                                                                         2,416                      2,560
                                                                            --------------------        -------------------
         Net loss                                                           $             (3,827)       $            (4,359)
                                                                            ====================        ===================

Net loss per common share
basic:                                                                      $              (0.49)       $             (0.55)

Weighted average common shares outstanding
basic:                                                                                     7,859                      7,951

Stores open at end of period                                                                 178                        178



                   See notes to condensed financial statements



                                    3 of 12

                              NATURAL WONDERS, INC.
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                APRIL 29,              JANUARY 29,                MAY 1,
                                                                  2000                    2000                     1999
                                                          ----------------------  ----------------------   ----------------------
                            ASSETS
Current Assets:
      Cash and cash equivalents                           $                   13  $                3,010   $                  314
      Short-term investments                                                   0                       0                    3,188
      Merchandise inventories                                             29,619                  28,205                   22,600
      Prepaid income taxes                                                 3,827                   1,386                    2,692
      Prepaid expenses and other current assets                            3,284                   3,671                    4,241
                                                          ----------------------  ----------------------   ----------------------
               Total current assets                                       36,743                  36,272                   33,035
Property and Equipment:
      Leasehold improvements                                              22,798                  22,759                   30,500
      Furniture, fixtures and equipment                                   21,781                  21,175                   35,100
                                                          ----------------------  ----------------------   ----------------------
                                                                          44,579                  43,934                   65,600
      Less accumulated depreciation and amortization                     (24,213)                (22,757)                 (39,322)
                                                          ----------------------  ----------------------   ----------------------
                                                                          20,366                  21,177                   26,278
Other Assets                                                               7,761                   7,892                    3,497
                                                          ----------------------  ----------------------   ----------------------
Total Assets                                              $               64,870  $               65,341   $               62,810
                                                          ======================  ======================   ======================



              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Trade accounts payable                              $                9,295  $               12,664   $                6,426
      Accrued compensation and related costs                               1,664                   2,300                    1,726
      Accrued liabilities                                                  2,418                   2,743                    2,055
      Short-term borrowings                                                7,833                       0                        0
                                                          ----------------------  ----------------------   ----------------------
              Total current liabilities                                   21,210                  17,707                   10,207
Deferred Rents                                                             2,881                   2,994                    3,512
Commitments and Contingencies
Stockholders' Equity:
      Common stock, par value $.0001; authorized
      17,000,000 shares; issued and outstanding
      7,848,288; 7,869,006; 7,951,392 shares                                   1                       1                        1
      Capital in excess of par value                                      33,717                  33,751                   34,073
      Retained earnings                                                    7,061                  10,888                   15,017
                                                          ----------------------  ----------------------   ----------------------
              Total stockholders' equity                                  40,779                  44,640                   49,091
                                                          ----------------------  ----------------------   ----------------------
Total Liabilities and Stockholders' Equity                $               64,870 $                65,341 $                 62,810
                                                          ======================  ======================   ======================


                   See notes to condensed financial statements


                                     4 of 12

                              NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         THREE MONTHS ENDED
                                                                   -------------------------------
                                                                   APRIL 29, 2000     MAY 1, 1999
                                                                   --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                        $     (3,827)   $     (4,359)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                        1,456           1,812
      Loss on sale of asset                                                    0               0
      Change in operating assets and liabilities:
         Merchandise inventories                                          (1,414)            107
         Prepaid expenses and other assets                                (1,923)         (1,181)
         Trade accounts payable                                           (3,369)         (2,074)
         Accrued compensation and related costs                             (636)           (574)
         Accrued liabilities                                                (325)           (982)
         Deferred rent                                                      (113)            (51)
                                                                    ------------    ------------
         Net cash used in operating activities                           (10,151)         (7,302)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments                                         0               0
   Sales of short-term investments                                             0           7,380
   Proceeds from sale of equipment                                             0               0
   Purchases of property and equipment                                      (645)         (1,417)
   Business acquisition                                                        0               0
                                                                    ------------    ------------
         Net cash (used in)/provided by investing activities                (645)          5,963

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on capital lease obligations                             0               0
   Principal payments on long-term debt                                        0               0
   Net borrowing on line of credit                                         7,833               0
   Purchase of treasury stock                                                (46)              0
   Issuance of common stock under employee stock purchase program             12               0
                                                                    ------------    ------------
         Net cash provided by financing activities                         7,799               0

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (2,997)         (1,339)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                       3,010           4,841
                                                                    ------------    ------------
   End of period                                                    $         13    $      3,502
                                                                    ============    ============

CASH PAID DURING PERIOD:
   Interest                                                         $        151    $          5
   Income taxes                                                     $         25    $          0




                   See notes to condensed financial statements

                                    5 of 12

                              NATURAL WONDERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF APRIL 29, 2000 AND MAY 1, 1999 AND FOR THE THREE MONTH PERIODS ENDED APRIL 29, 2000 AND MAY 1, 1999

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results of operations for the quarter ended April 29, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2001. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders and Form 10-K for the fiscal year ended January 29, 2000 as filed with the Securities and Exchange Commission.

2. The Company entered into an amended and restated credit facility agreement with a commercial bank, effective June 15, 1999, for the purpose of financing seasonal working capital needs. This line of credit is for a term of three years, with a maximum credit line of $30,000,000, and is provided by the same bank that provided the Company's previous credit facility agreement, together with an additional lender acting as administrative agent. The line provides for revolving advances up to the lesser of 60% of the value of eligible inventory, 80% of the net retail liquidation value of eligible inventory, or the maximum credit line. As of April 29, 2000, total availability under the line was $10,788,000, with $7,833,000 outstanding. The line includes up to $5,000,000 for the issuance of commercial and standby letters of credit. The line of credit must be fully repaid for a 30-day consecutive period between January 1 and February 15 each year. The Company has the option of choosing interest payable at a rate based on LIBOR plus 2.25% or a rate equal to the bank's prime rate. The agreement contains restrictive covenants, which include maintaining certain minimum tangible net worth levels and requiring bank consent for the payment of dividends. As of January 29, 2000, the Company was not in compliance with the tangible net worth covenant. The noncompliance was waived and the agreement was amended with a revised covenant. At the same time, the administrative agent assumed the commercial bank's participation. As of April 29, 2000, the Company was in compliance with the revised tangible net worth covenant. The agreement also includes certain prepayment penalties.


                                     6 of 12

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

         As of April 29, 2000, Natural Wonders operated 178 stores in 39 states compared to 178 stores in 36 states as of May 1, 1999. During the first three months of 2000, four stores were closed (one temporary store and three permanent stores) as compared to one new store opened and three stores closed (one temporary store, one permanent store and one for remodeling) in the first three months of fiscal 1999.

RECENT DEVELOPMENT

               On May 23, 2000, Natural Wonders, Inc. announced that it had signed a letter of intent with World of Science, Inc. Under the terms of the letter of intent, Natural Wonders will purchase all of the issued and outstanding common stock of World of Science for $6.25 million, in cash, which equates to approximately $1.32 per share. Funding alternatives are currently being evaluated. The deal is expected to be completed at the beginning of the third quarter, is subject to World of Science shareholder and regulatory approval and will be accounted for using the purchase accounting method. A copy of the letter is attached as Exhibit 10.34.

SALES

         During the first quarter of 2000, sales increased 8.1% over the same period in 1999. The increase was primarily due to the increase in comparable store sales. Comparable store sales increased 5.4% in the first quarter of 2000, as compared to the same period in 1999. The increase in the first quarter was primarily attributable to the impact of merchandise assortment changes.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

         Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. As a percentage of sales, these costs decreased to 81.6% in the first quarter of 2000 from 87.9% in the first quarter of 1999. The decrease in costs as a percentage of sales in the first quarter was primarily due to the impact of the improvement in comparable store sales on store occupancy fixed expenses as well as improved product margins.


                                     7 of 12

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs decreased slightly to 44.5% in the first quarter of 2000 from 44.6% in the first quarter of 1999.

OPERATING INCOME

         As a result of the foregoing, the operating loss was $6,091,000 or 26.2% of sales in the first quarter of 2000 versus $7,011,000 or 32.5% of sales in the first quarter of 1999.

INTEREST EXPENSE (INCOME) AND OTHER, NET

         Interest expense (income) and other, net increased to 0.7% of sales in the first quarter of 2000 from (0.4)% of sales in the first quarter of 1999. The increase was due to the use of the bank line in the first quarter of 2000, as opposed to interest income from investments in the first quarter of 1999.

NET LOSS

         As a result of the foregoing, the net loss decreased to $3,827,000 or 16.4% of sales in the first quarter of 2000 from $4,359,000 or 20.2% of sales in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Seasonal working capital requirements have been met primarily through short-term bank borrowings.

         At April 29, 2000, cash and investments decreased $2,997,000 from prior year-end. This was primarily due to seasonal operating losses, historically incurred in the first three fiscal quarters.

         Compared to the first quarter in the prior year, cash and investments decreased due to lower accounts payable and higher merchandise inventories. The lower inventory level of prior year was primarily attributable to the merchandise assortment transition in process. This was offset in part by lower seasonal operating losses and purchasing less equipment.

         In fiscal 2000, the Company plans to open approximately 4 new stores and, during the holiday season, approximately 25 stores in temporary locations. The Company anticipates that cash in 2000 will primarily be used for capital expenditures and merchandise inventory for new stores and temporary locations, and to purchase inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season. Additionally, in fiscal 1997 the Board of Directors of the Company authorized the repurchase of up to $2,000,000 of Natural Wonders outstanding common stock. As of April 29, 2000, the Company had repurchased 365,957 shares of Natural Wonders common stock at a total cost of $1,297,000.


                                     8 of 12

         The Company entered into an amended and restated credit facility agreement with a commercial bank, effective June 15, 1999, for the purpose of financing seasonal working capital needs. This line of credit is for a term of three years, with a maximum credit line of $30,000,000, and is provided by the same bank that provided the Company's previous credit facility agreement, together with an additional lender acting as administrative agent. The line provides for revolving advances up to the lesser of 60% of the value of eligible inventory, 80% of the net retail liquidation value of eligible inventory, or the maximum credit line. As of April 29, 2000, total availability under the line was $10,788,000, with $7,833,000 outstanding. The line includes up to $5,000,000 for the issuance of commercial and standby letters of credit. The line of credit must be fully repaid for a 30-day consecutive period between January 1 and February 15 each year. The Company has the option of choosing interest payable at a rate based on LIBOR plus 2.25% or a rate equal to the bank's prime rate. The agreement contains restrictive covenants, which include maintaining certain minimum tangible net worth levels and requiring bank consent for the payment of dividends. As of January 29, 2000, the Company was not in compliance with the tangible net worth covenant. The noncompliance was waived and the agreement was amended with a revised covenant. At the same time, the administrative agent assumed the commercial bank's participation. As of April 29, 2000, the Company was in compliance with the revised tangible net worth covenant. The agreement also includes certain prepayment penalties.

         The Company believes that current cash and short-term investments together with its cash flow from operations and funds available under its credit facilities will be sufficient to fund the Company's operations for the next 12 months.

INFLATION AND SEASONALITY

         The Company does not believe that its operations have been materially affected by inflation during recent years. However, there is no assurance that its business will not be affected by inflation in the future.

         The Company's business is subject to substantial seasonal variations in demand. Historically, a significant portion of the Company's sales and substantially all of its net earnings have been realized during the fourth quarter (which includes the November/December holiday season), and levels of sales and net earnings have been significantly lower in the first three quarters, usually resulting in losses in these quarters. If for any reason the Company's sales were substantially below seasonal norms during the months of November and December, as was the case in 1998, the Company's annual results would be adversely affected. The Company's quarterly results of operations may fluctuate significantly as a result of comparable store sales levels, the timing of new store openings and the amount of revenue contributed by new stores.


                                     9 of 12

FUTURE RESULTS

            This report contains forward-looking statements regarding, among other matters, the Company's future strategy, store opening and closing plans, availability of financing and cash flows, merchandising strategy and growth. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors. The success of the Company's operations depends upon a number of factors relating to consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.




                                    10 of 12

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  EXHIBITS

         Exhibit 10.34: Letter of intent to purchase World of Science, Inc., signed and acknowledged by Natural Wonders, Inc. and World of Science, Inc. on May 23, 2000

         Exhibit 11.1:    Computation of Per Share Loss

         Exhibit 27:      Financial Data Schedule


     b.  REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K on June 8, 2000, which included a copy of a press release dated May 23, 2000, announcing the signing of a letter of intent with World of Science, Inc. wherein Natural Wonders would purchase all of the issued and outstanding common stock of World of Science.


                                    11 of 12

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  June 12, 2000
                                  NATURAL WONDERS, INC.
                                  (Registrant)



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