Form 10-Q
period 2000-07-29
NATURAL WONDERS INC
filed 2000-09-18
CIK 885566

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JULY 29, 2000

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

                           YES   X            NO




Common stock outstanding as of August 25, 2000: 7,848,288 shares of common stock.


                                     1 of 13

                              NATURAL WONDERS, INC.
                                      INDEX

                                                                          Page
                                                                         Number


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)
                  Condensed Statements of Operations                          3
                  Quarters ended July 29, 2000 and July 31, 1999

                  Condensed Balance Sheets                                    4
                  July 29, 2000, January 29, 2000 and July 31, 1999

                  Condensed Statements of Cash Flows                          5
                  Six months ended July 29, 2000 and July 31, 1999

                  Notes to Condensed Financial Statements                     6 - 7

ITEM 2.  Management's Discussion and Analysis of                              8 - 11
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                                    12

ITEM 1.  Legal Proceedings - None

ITEM 2.  Changes in Securities - None

ITEM 3.  Defaults Upon Senior Securities - None

ITEM 4.  Submission of Matters to a Vote of Security Holders                  12

ITEM 5.  Other Information - None

ITEM 6.  Exhibits and Reports on Form 8-K                                     12

         SIGNATURE                                                            13


                                     2 of 13

                             NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                        QUARTER ENDED                                SIX MONTHS ENDED
                                            -------------------------------------------    -----------------------------------
                                                  JULY 29,           JULY 31,              JULY 29,               JULY 31,
                                                    2000               1999                  2000                   1999
                                              ------------      -------------       ------------------      -------------------
Net sales                                   $      25,432     $       25,415      $            48,705     $             46,967
Cost of goods sold and
     store occupancy expenses                      21,059             20,831                   40,061                   39,781
                                              ------------      -------------       ------------------      -------------------
         Gross margin                               4,373              4,584                    8,644                    7,186
Selling, general & administrative expenses          9,961             10,833                   20,322                   20,446
                                               ------------      -------------      ------------------      -------------------
         Operating loss                            (5,588)            (6,249)                 (11,678)                 (13,260)

Interest expense (income) and other, net              211                 35                      363                      (59)
                                              ------------      -------------       ------------------      -------------------
         Loss before taxes                         (5,799)            (6,284)                 (12,041)                 (13,201)
Income tax benefit                                  2,244              2,325                    4,660                    4,885
                                              ------------      -------------       ------------------      -------------------
         Net loss                           $      (3,555)    $       (3,959)     $            (7,381)    $             (8,316)
                                              ============      =============       ==================      ===================

Net loss per common share
basic and diluted:                          $       (0.45)    $        (0.50)     $             (0.94)    $              (1.05)

Weighted average common shares outstanding
basic and diluted:                                  7,848              7,928                    7,854                    7,940

Stores open at end of period                          177                177                      177                      177

                             NATURAL WONDERS, INC.
                           CONDENSED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                                             JULY 29,              JANUARY 29,               JULY 31,
                                                               2000                    2000                    1999
                                                        -------------------     -------------------     -------------------
                            ASSETS
Current Assets:
      Cash and cash equivalents                       $                162    $              3,010    $                233
      Merchandise inventories                                       31,125                  28,205                  22,242
      Prepaid income taxes                                           5,079                   1,386                   5,006
      Prepaid expenses and other current assets                      3,445                   3,671                   4,583
                                                        -------------------      -------------------    -------------------
               Total current assets                                 39,811                  36,272                  32,064
Property and Equipment:
      Leasehold improvements                                        22,994                  22,759                  29,976
      Furniture, fixtures and equipment                             22,258                  21,175                  31,031
                                                        -------------------     -------------------     -------------------
                                                                    45,252                  43,934                  61,007
      Less accumulated depreciation and amortization               (25,696)                (22,757)                (34,491)
                                                        -------------------     -------------------     -------------------
                                                                    19,556                  21,177                  26,516
Other Assets                                                         7,760                   7,892                   3,497
                                                        -------------------     -------------------     -------------------
Total Assets                                          $             67,127    $             65,341    $             62,077
                                                        ===================     ===================     ===================


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Trade accounts payable                          $             13,724    $             12,664    $              5,362
      Accrued compensation and related costs                         2,196                   2,300                   2,275
      Accrued liabilities                                            2,273                   2,743                   2,071
      Short-term borrowings                                          8,970                       0                   4,219
                                                        -------------------     -------------------     -------------------
              Total current liabilities                             27,163                  17,707                  13,927
Deferred Rents                                                       2,739                   2,994                   3,340
Commitments and Contingencies
Stockholders' Equity:
      Common stock, par value $.0001; authorized
      17,000,000 shares; issued and outstanding
      7,848,288; 7,869,006; 7,868,703 shares                             1                       1                       1
      Capital in excess of par value                                33,717                  33,751                  33,750
      Retained earnings                                              3,507                  10,888                  11,059
                                                        -------------------     -------------------     -------------------
              Total stockholders' equity                            37,225                  44,640                  44,810
                                                        -------------------     -------------------     -------------------
Total Liabilities and Stockholders' Equity            $             67,127    $             65,341    $             62,077
                                                        ===================     ===================     ===================

                        See notes to financial statements


                                     4 of 13

                           NATURAL WONDERS, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                (Unaudited)

                                                                                              SIX MONTHS ENDED
                                                                               ------------------------------------------------
                                                                                  JULY 29, 2000              JULY 31, 1999
                                                                               --------------------       ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                 $              (7,382)     $               (8,316)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                                          2,939                       3,647
      Change in operating assets and liabilities:
         Merchandise inventories                                                            (2,920)                        465
         Prepaid expenses and other assets                                                  (3,335)                     (3,839)
         Trade accounts payable                                                              1,060                      (3,138)
         Accrued compensation and related costs                                               (103)                        (25)
         Accrued liabilities                                                                  (470)                       (966)
         Deferred rent                                                                        (255)                       (222)
                                                                               --------------------       ---------------------
         Net cash used in operating activities                                             (10,466)                    (12,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of short-term investments                                                               0                       7,380
   Purchases of property and equipment                                                      (1,318)                     (3,491)
                                                                               --------------------       ---------------------
         Net cash (used in)/provided by investing activities                                (1,318)                      3,889

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on line of credit                                                           8,970                       4,219
   Repurchase of treasury stock                                                                (46)                       (351)
   Issuance of common stock under employee stock purchase program                               12                          29
                                                                               --------------------       ---------------------
         Net cash provided by financing activities                                           8,936                       3,897

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (2,848)                     (4,608)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                                         3,010                       4,841
                                                                               --------------------       ---------------------
   End of period                                                             $                 162      $                  233
                                                                               ====================       =====================

CASH PAID DURING PERIOD:
   Interest                                                                  $                 375      $                   39
   Income taxes                                                              $                  51      $                   69

                        see notes to financial statements

                              NATURAL WONDERS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF JULY 29, 2000 AND JULY 31, 1999 AND FOR THE SIX MONTH PERIODS ENDED JULY 29, 2000 AND JULY 31, 1999

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results of operations for the quarter ended July 29, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2001. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders and Form 10-K for the fiscal year ended January 29, 2000 as filed with the Securities and Exchange Commission.

2. The Company entered into an amended and restated credit facility agreement with a commercial bank, effective June 15, 1999, for the purpose of financing seasonal working capital needs. This line of credit is for a term of three years, with a maximum credit line of $30,000,000, and is provided by the same bank that provided the Company's previous credit facility agreement, together with an additional lender acting as administrative agent. The line provides for revolving advances up to the lesser of 60% of the value of eligible inventory, 80% of the net retail liquidation value of eligible inventory, or the maximum credit line. As of July 29, 2000, total availability under the line was $11,362,000, with $8,970,000 outstanding. The line includes up to $5,000,000 for the issuance of commercial and standby letters of credit. The line of credit must be fully repaid for a 30-day consecutive period between January 1 and February 15 each year. The Company has the option of choosing interest payable at a rate based on LIBOR plus 2.25% or a rate equal to the bank's prime rate. The agreement contains restrictive covenants, which include maintaining certain minimum tangible net worth levels and requiring bank consent for the payment of dividends. As of January 29, 2000, the Company was not in compliance with the tangible net worth covenant. The noncompliance was waived and the agreement was amended with a revised covenant. At the same time, the administrative agent assumed the commercial bank's participation. As of July 29, 2000, the Company was in compliance with the revised tangible net worth covenant. The agreement also includes certain prepayment penalties.

         As described in Note 3 below, the $30 million credit line has been replaced with a 3-year $50 million senior revolving credit facility with a commercial bank.

3. On September 11, 2000, the Company successfully completed the acquisition of World of Science, Inc. ("WOSI"). The Company purchased all of the outstanding common stock of WOSI (4,736,105 shares) for $1.15 per share ($5,447,000). The transaction will be accounted for using the purchase method of accounting.


                                     6 of 13

         Financing for the acquisition was provided through a recently established 3-year $50 million senior revolving credit facility with a commercial bank. The base interest rate is the bank's prime rate or LIBOR plus 225 - 275 basis points. The Company also obtained a $5 million credit facility from a private lender ("Private Loan") at the interest rate of prime plus 10.5%, with a maturity date of December 15, 2001 and sold $1,200,000 of subordinated convertible debentures ("Debentures") to a group of five investors (which included the Company's chief executive officer, a director, and a large shareholder, as well as the financial advisors of both the Company and WOSI in the form of fee deference). The Debentures carry a 15% interest rate, payable semi-annually, in arrears, and have a maturity date of March 15, 2001. Both the Private Loan and the Debentures came with detachable warrants to purchase shares of common stock of the Company

         The pro forma results of operations for the combined company set forth below assume that the merger was consummated at the beginning of the earliest period presented and is based on the preliminary allocations of the purchase of the assets and liabilities acquired. Such allocations are subject to adjustments when additional analysis concerning assets and liabilities are finalized.

                                                         Six Months Ended                 Year Ended
         (In thousands)                                    July 29, 2000                January 29, 2000
                                                           -------------                ---------------
         Revenues                                              $64,033                     $208,224

         Net Loss                                             $(11,774)                    $(11,407)
                                                               ========                     ========

         Shares - Basic & Diluted                                7,854                        7,905

         EPS - Basic & Diluted                                  $(1.50)                      $(1.44)
                                                                 ======                       ======

      This pro forma information does not reflect any cost savings and other synergies anticipated to be achieved by the Company as a result of the acquisition of WOSI and is not necessarily indicative of the actual results of the combined entities had the merger been consummated at the beginning of the periods presented, nor is it necessarily indicative of future results of operations.


                                     7 of 13

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

GENERAL

         As of July 29, 2000, Natural Wonders operated 177 stores in 39 states compared to 177 stores in 36 states as of July 31, 1999. During the first six months of 2000, seven stores were closed (one temporary store, five permanent stores, and one for remodeling) and two new stores opened as compared to four new stores opened (three permanent stores and one temporary store) and seven stores closed (three temporary stores, two permanent stores, and two for remodeling) in the first six months of fiscal 1999.

SALES

         During the second quarter of 2000, sales slightly increased 0.1% over the same period in 1999. Comparable store sales decreased 0.7% in the second quarter of 2000, as compared to the same period in 1999. The small negative comparable sales change was the result of less new product flow over the last two months of the quarter as compared to last year.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

         Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. As a percentage of sales, these costs increased to 82.8% in the second quarter of 2000 from 82.0% in the second quarter of 1999. This increase is mainly attributable to the cost of new store leases the Company entered into during the last 12 months.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs decreased to 39.2% in the second quarter of 2000 from 42.6% in the second quarter of 1999. This decrease is mostly due to the timing of payments for visual & marketing programs.

OPERATING INCOME

         As a result of the foregoing, the operating loss was $5,588,000 or 22.0% of sales in the second quarter of 2000 versus $6,249,000 or 24.6% of sales in the second quarter of 1999.


                                     8 of 13

INTEREST EXPENSE (INCOME) AND OTHER, NET

         Interest expense (income) and other, net increased to 0.8% of sales in the second quarter of 2000 from 0.1% of sales in the second quarter of 1999. The increase was due to the increased use of the bank line as well as the rise in the interest rate in the second quarter of 2000.

NET LOSS

         As a result of the foregoing, the net loss decreased to $3,555,000 or 14.0% of sales in the second quarter of 2000 from $3,959,000 or 15.6% of sales in the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Seasonal working capital requirements have been met primarily through short-term bank borrowings.

         At July 29, 2000, cash and investments decreased $2,848,000 from the prior year-end. This was primarily due to seasonal operating losses, historically incurred in the first three fiscal quarters.

         Compared to the second quarter in the prior year, cash and investments decreased due to higher merchandise inventories. The lower inventory level in the prior year was primarily attributable to the merchandise assortment being in transition, which was offset in part by lower seasonal operating losses and the purchase of less equipment.

         In fiscal 2000, the Company plans to open approximately 4 new stores and, during the holiday season, approximately 30 stores in temporary locations (this is before the consideration of the purchase of World of Science, Inc.). The Company anticipates that cash in 2000 will primarily be used for capital expenditures and to purchase merchandise inventory for new stores and temporary locations, as well as to purchase inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season.

         In fiscal 1997 the Board of Directors of the Company authorized the repurchase of up 2,000,000 of Natural Wonders outstanding common stock. As of July 29, 2000, the Company had repurchased 365,957 shares of Natural Wonders common stock at a total cost of $1,297,000. The Company did not repurchase any common stock in the second quarter and does not currently intend to purchase any more this year.

                                     9 of 13

         The Company entered into an amended and restated credit facility agreement with a commercial bank, effective June 15, 1999, for the purpose of financing seasonal working capital needs. This line of credit is for a term of three years, with a maximum credit line of $30,000,000, and is provided by the same bank that provided the Company's previous credit facility agreement, together with an additional lender acting as administrative agent. The line provides for revolving advances up to the lesser of 60% of the value of eligible inventory, 80% of the net retail liquidation value of eligible inventory, or the maximum credit line. As of July 29, 2000, total availability under the line was $11,362,000, with $8,970,000 outstanding. The line includes up to $5,000,000 for the issuance of commercial and standby letters of credit. The line of credit must be fully repaid for a 30-day consecutive period between January 1 and February 15 each year. The Company has the option of choosing interest payable at a rate based on LIBOR plus 2.25% or a rate equal to the bank's prime rate. The agreement contains restrictive covenants, which include maintaining certain minimum tangible net worth levels and requiring bank consent for the payment of dividends. As of January 29, 2000, the Company was not in compliance with the tangible net worth covenant. The noncompliance was waived and the agreement was amended with a revised covenant. At the same time, the administrative agent assumed the commercial bank's participation. As of July 29, 2000, the Company was in compliance with the revised tangible net worth covenant. The agreement also includes certain prepayment penalties.

         As described below under "Subsequent Events", the $30,000,000 line of credit was terminated and replaced by a senior revolving credit facility with a new commercial bank.

SUBSEQUENT EVENTS

         On September 11, 2000, the Company successfully completed the acquisition of World of Science, Inc. ("WOSI"). The Company purchased all of the outstanding common stock of WOSI (4,736,105 shares) for $1.15 per share ($5,447,000). The transaction will be accounted for using the purchase method of accounting.

         Financing for the acquisition was provided through a recently established 3-year $50 million senior revolving credit facility with a commercial bank. The base interest rate is the bank's prime rate or LIBOR plus 225 - 275 basis points. The Company also obtained a $5 million credit facility from a private lender ("Private Loan") at the interest rate of prime plus 10.5%, with a maturity date of December 15, 2001 and sold $1,200,000 of subordinated convertible debentures ("Debentures") to a group of five investors (which included the Company's chief executive officer, a director, and a large shareholder, as well as the financial advisors of both the Company and WOSI in the form of fee deference). The Debentures carry a 15% interest rate, payable semi-annually, in arrears, and have a maturity date of March 15, 2002. Both the Private Loan and the Debentures came with detachable warrants to purchase shares of common stock of the Company. The private lender received warrants to acquire 100,000 shares at $1.50 per share and the Debenture investors received warrants to acquire 180,000 shares at $1.48 per share.

         The Company believes that current cash together with its funds available under its credit facilities will be sufficient to fund the Company's operations for the next 12 months.

                                    10 of 13

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

FUTURE RESULTS

            This report contains forward-looking statements regarding, among other matters, the Company's future strategy, store opening and closing plans, availability of financing and cash flows, as well as merchandising strategy and growth plans. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors. The success of the Company's operations depends upon a number of factors relating to consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.

MARKET RISK

         The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not a party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments.


                                    11 of 13

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on May 23, 2000 at its principal offices in Fremont, California. Of the shares outstanding as of the record date, 6,285,818 shares were present at the meeting or represented by proxies, representing approximately 80.1% of the total votes eligible to be cast.

         At the meeting the stockholders voted to elect two Class I directors, each to serve a three-year term and until his successor is duly elected and qualified. The names of the Class I directors elected at the Annual Meeting and the votes cast are set forth below.

                                            For                       Withheld
                                            ---                       --------
         Bruce Beda                         5,893,851                 391,967

         Ronald S. Staffieri                5,893,851                 391,967

         The following Class III director continued to hold office:
         Pearson C. Cummin III

         The following Class II directors continued to hold office:
         Peter G. Hanelt, Julius Jensen III

The Company's stockholders also voted to approve the following:

         - To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending February 3, 2001. There were 6,275,842 affirmative votes, 5,600 negative votes, and 4,376 abstentions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       EXHIBITS

                        Exhibit 11.1:            Computation of Per Share Loss

                        Exhibit 27:              Financial Data Schedule

         B.       REPORTS ON FORM 8-K

                  The Company filed a report on Form 8-K on August 14, 2000, which included a copy of a press release dated August 4, 2000, announcing the signing of a definitive merger agreement with World of Science, Inc. pursuant to which Natural Wonders would purchase all of the issued and outstanding shares of common stock of World of Science, Inc. for $1.15 per share.


                                    12 of 13

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 18, 2000
                               NATURAL WONDERS, INC.
                               (Registrant)



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