Form 10-Q
period 2000-10-28
NATURAL WONDERS INC
filed 2000-12-12
CIK 885566

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended OCTOBER 28, 2000

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

                YES   X                            NO
                    -----




               Common stock outstanding as of November 24, 2000:
                       7,860,224 shares of common stock.



                                     1 of 14

                              NATURAL WONDERS, INC.
                                      INDEX

                                                                           Page
                                                                          Number

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Statements of Operations                                3
         Quarters and nine months ended October 28, 2000
         and October 30, 1999

         Condensed Balance Sheets                                          4
         October 28, 2000, January 29, 2000 and October 30, 1999

         Condensed Statements of Cash Flows                                5
         Nine months ended October 28, 2000 and October 30, 1999

         Notes to Condensed Financial Statements                           6 - 7

ITEM 2.  Management's Discussion and Analysis of                           8 - 11
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION                                                 12

ITEM 1.  Exhibits and Reports on Form 8-K                                  12

         SIGNATURE                                                         13




                                     2 of 14

                              NATURAL WONDERS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                              QUARTER ENDED              NINE MONTHS ENDED
                                                       -------------------------    --------------------------
                                                       OCTOBER 28,   OCTOBER 30,    OCTOBER 28,    OCTOBER 30,
                                                          2000          1999           2000           1999
                                                       -----------   -----------    -----------    -----------


Net sales                                               $ 30,886       $ 23,332       $ 79,592       $ 70,299
Cost of goods sold and
  store occupancy expenses                                21,586         17,599         61,648         57,380
                                                        --------       --------       --------       --------
      Gross margin                                         9,300          5,733         17,944         12,919
Selling, general & administrative expenses                15,723         11,635         36,046         32,081
                                                        --------       --------       --------       --------
      Operating loss                                      (6,423)        (5,902)       (18,102)       (19,162)

Interest expense and other, net                              898            263          1,261            205
                                                        --------       --------       --------       --------
      Loss before income taxes and extraordinary loss     (7,321)        (6,165)       (19,363)       (19,367)
Income tax benefit                                         2,833          2,281          7,494          7,166
                                                        --------       --------       --------       --------
      Loss before extraordinary loss                      (4,488)        (3,884)       (11,869)       (12,201)

Extraordinary loss related to early retirement
      of debt, net of tax                                   (368)          --             (368)          --
                                                        --------       --------       --------       --------
            Net loss                                    $ (4,856)      $ (3,884)      $(12,237)      $(12,201)
                                                        ========       ========       ========       ========


Basic and diluted earnings per share:
      Net Loss before extraordinary loss                $  (0.57)      $  (0.49)      $  (1.51)      $  (1.54)
      Extraordinary loss                                   (0.05)          --            (0.05)          --
                                                        --------       --------       --------       --------
            Net loss                                    $  (0.62)      $  (0.49)      $  (1.56)      $  (1.54)
                                                        ========       ========       ========       ========

Weighted average common shares outstanding
basic and diluted:                                         7,860          7,865          7,856          7,915

Stores open at end of period                                 303            203            303            203


                        SEE NOTES TO FINANCIAL STATEMENTS



                                     3 of 14

                              NATURAL WONDERS, INC.
                             CONDENSED BALANCE SHEET
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                          OCTOBER 28,    JANUARY 29,    OCTOBER 30,
                                                             2000           2000           1999
                                                          -----------    -----------    -----------
                            ASSETS

Current Assets:
      Cash and cash equivalents                            $     404      $   3,010      $     802
      Merchandise inventories                                 71,795         28,205         53,805
      Prepaid income taxes                                    12,494          1,386          7,313
      Prepaid expenses and other current assets                8,347          3,671          4,926
                                                           ---------      ---------      ---------
               Total current assets                           93,040         36,272         66,846
Property and Equipment:
      Leasehold improvements                                  23,542         22,759         30,479
      Furniture, fixtures and equipment                       30,505         21,175         31,572
                                                           ---------      ---------      ---------
                                                              54,047         43,934         62,051
      Less accumulated depreciation and amortization         (28,998)       (22,757)       (36,041)
                                                           ---------      ---------      ---------
                                                              25,049         21,177         26,010
Other Assets                                                   8,538          7,892          3,310
                                                           ---------      ---------      ---------
Total Assets                                               $ 126,627      $  65,341      $  96,166
                                                           =========      =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Trade accounts payable                               $  32,814      $  12,664      $  25,535
      Accrued compensation and related costs                   2,293          2,300          1,736
      Accrued liabilities                                      6,020          2,743          2,408
      Short-term borrowings                                   47,953              0         22,331
                                                           ---------      ---------      ---------
              Total current liabilities                       89,080         17,707         52,010
Long-Term Debt                                                 1,200              0              0
Deferred Rents                                                 3,599          2,994          3,244
Commitments and Contingencies
Stockholders' Equity:
      Common stock, par value $.0001; authorized
      17,000,000 shares; issued and outstanding
      7,860,224; 7,864,006; 7,865,103 shares                       1              1              1
      Capital in excess of par value                          33,728         33,751         33,736
      Retained earnings (Accumulated deficit)                   (981)        10,888          7,175
                                                           ---------      ---------      ---------
              Total stockholders' equity                      32,748         44,640         40,912
                                                           ---------      ---------      ---------
Total Liabilities and Stockholders' Equity                 $ 126,627      $  65,341      $  96,166
                                                           =========      =========      =========


                        SEE NOTES TO FINANCIAL STATEMENTS





                                     4 of 14

                       NATURAL WONDERS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS
                       (Dollars in thousands)
                            (Unaudited)

                                                                           NINE MONTHS ENDED
                                                                       ---------------------------
                                                                       OCTOBER 28,     OCTOBER 30,
                                                                          2000             1999
                                                                       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                            $(12,237)       $(12,201)
    Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                                        6,241           5,660
      Loss on disposition of asset                                             0             106
      Change in operating assets and liabilities:
         Merchandise inventories                                         (43,590)        (31,098)
         Prepaid expenses and other assets                               (16,430)         (6,302)
         Trade accounts payable                                           20,150          17,035
         Accrued compensation and related costs                               (7)           (564)
         Accrued liabilities                                               3,277            (629)
         Deferred rent                                                       605            (317)
                                                                         -------         -------
         Net cash used in operating activities                           (41,991)        (28,310)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of short-term investments                                             0           7,380
   Purchases of property and equipment                                   (10,112)         (5,103)
                                                                         -------         -------
         Net cash (used in)/provided by investing activities             (10,112)          2,277

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on line of credit                                        47,953          22,331
   Long term debt                                                          1,200               0
   Loss on early retirement of debt                                          368               0
   Repurchase of treasury stock                                              (46)           (366)
   Issuance of common stock under employee stock purchase program             22              29
                                                                         -------         -------
         Net cash provided by financing activities                        49,497          21,994

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (2,606)         (4,039)

CASH AND CASH EQUIVALENTS:
   Beginning of year                                                       3,010           4,841
                                                                         -------         -------
   End of period                                                         $   404         $   802
                                                                         =======         =======

CASH PAID DURING PERIOD:
   Interest                                                              $ 1,298         $   289
   Income taxes                                                          $   140         $    97


                        SEE NOTES TO FINANCIAL STATEMENTS


                                     5 of 14

                              NATURAL WONDERS, INC.
                              ---------------------

NOTES TO CONDENSED FINANCIAL STATEMENTS AS OF OCTOBER 28, 2000 AND OCTOBER 30, 1999 AND FOR THE NINE MONTH PERIODS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999

1. The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results of operations for the quarter ended October 28, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending February 3, 2001. This financial information should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report to Stockholders and Form 10-K for the fiscal year ended January 29, 2000 as filed with the Securities and Exchange Commission.

2. The Company replaced it's $30,000,000 credit line with a 3-year $50 million senior revolving credit facility with a new commercial bank, effective September 11, 2000, for the purpose of financing seasonal working capital needs and the acquisition of World of Science, Inc. The new line provides for revolving advances up to 100% until December 16, 2000 (90% after that date) of the net recovery value of eligible inventory, or the maximum credit line. As of October 28, 2000, total borrowings under the line were $42,953,000, with an additional $4,047,000 available. The line includes up to $20,000,000 for the issuance of commercial and standby letters of credit. The Company has the option of choosing interest payable at a rate based on LIBOR plus 2.25-2.75% or a rate equal to the bank's prime rate. The agreement contains restrictive covenants, which include reaching certain EBITDA and sales targets and requiring bank consent for the payment of dividends. The agreement also includes certain prepayment penalties.

3. On September 11, 2000, the Company successfully completed the acquisition of World of Science, Inc. ("WOSI"). The Company purchased all of the outstanding common stock of WOSI (4,736,105 shares) for $1.15 per share ($5,447,520) in cash. The transaction was accounted for using the purchase method of accounting.

     Financing for the acquisition was provided through the recently established 3-year $50 million senior revolving credit facility with a commercial bank, as described in Note 2 above. The Company also obtained a $5 million credit facility from a private lender ("Private Loan") at the interest rate of prime plus 10.5%, with a maturity date of December 15, 2001 and sold $1,200,000 of subordinated convertible debentures ("Debentures") to a group of five investors (which included the Company's chief executive officer, a director, and a large shareholder, as well as the financial advisors of both the Company and WOSI in the form of fee deference). The Debentures carry a 15% interest rate, payable semi-annually, in arrears, and have a maturity date of March 15, 2001. Both the Private Loan and the Debentures included detachable warrants to purchase shares of common stock of the Company.



                                     6 of 14

     The pro forma results of operations for the combined company set forth below assume that the merger was consummated at the beginning of the earliest period presented and is based on the preliminary allocations of the purchase of the assets and liabilities acquired. Such allocations are subject to adjustments when additional analysis concerning assets and liabilities are finalized:

                                                Pro Forma
                                  -------------------------------------
                                  Nine Months Ended       Year Ended
         (In thousands)           October 28, 2000     January 29, 2000
                                  -----------------    ----------------
     Revenues                         $  98,701          $ 208,224

     Net Loss                         $ (18,442)         $ (12,179)
                                      =========          =========

     Shares - Basic & Diluted             7,856              7,905

     EPS - Basic & Diluted            $   (2.35)         $   (1.54)
                                      =========          =========


     This pro forma information does not reflect any cost savings and other synergies anticipated to be achieved by the Company as a result of the acquisition of WOSI and is not necessarily indicative of the actual results of the combined entities had the merger been consummated at the beginning of the periods presented, nor is it necessarily indicative of future results of operations.

4.   Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 has been amended by SFAS Nos. 137 and 138, and is interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues." SFAS No. 133, as amended, defines derivatives, requires that derivatives be carried at fair value, and provides for hedging accounting when certain conditions are met. The Company will adopt provisions of SFAS No. 133 effective February 4, 2001. The Company has assessed the implications of SFAS No. 133 and does not believe the adoption of this statement will have a material impact on its financial statements.

5.   Tax Benefit

     The Company has provided a tax benefit on pre-tax losses incurred in fiscal year 2000. Historically, a significant portion of the Company's sales and substantially all of its net earnings have been realized during the fourth quarter. Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to the expiration of related benefits. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on currently projected future profitability.


                                     7 of 14

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
---------------------

GENERAL

     As of October 28, 2000, Natural Wonders operated 303 stores in 43 states compared to 203 stores in 36 states as of October 30, 1999. On September 11, 2000, Natural Wonders acquired World of Science, Inc., which had 84 permanent stores and 14 temporary stores. During the first nine months of 2000, seven stores were closed (one temporary store from the prior year, six permanent stores), and two new permanent stores were opened, 29 temporary stores were opened and 99 World of Science stores were acquired (84 permanent and 15 temporary) as compared to five stores closed (three temporary stores from 1998 and two permanent stores) and six new stores opened, 22 temporary holiday stores opened in the first nine months of fiscal 1999.

SALES

     During the third quarter of 2000, sales increased 32.4% over the same period in 1999. Comparable store sales increased 6.6% in the third quarter of 2000, as compared to the same period in 1999. The increase in sales was due to the acquisition of World of Science stores, as well as positive comparable store sales.

COST OF GOODS SOLD AND STORE OCCUPANCY EXPENSES

     Cost of goods sold and store occupancy expenses include distribution center costs and other expenses associated with acquiring inventory. As a percentage of sales, these costs decreased to 69.9% in the third quarter of 2000 from 75.4% in the third quarter of 1999. This was due to the deferral of inventory carrying costs associated with the higher level of inventory and the improvement in comparable store sales relative to occupancy costs, partially offset by conversion downtime for the World of Science stores when the store systems were converted and merchandise and fixtures changed in many of these stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses, (SG&A), are primarily non-occupancy store expenses and corporate overhead. As a percentage of sales, these costs increased to 50.9% in the third quarter of 2000 from 49.9% in the third quarter of 1999. This increase is mostly due to the fact that conversion synergies associated with the elimination of duplicative overhead costs have not been realized yet.



                                     8 of 14

OPERATING INCOME

     As a result of the foregoing, the operating loss was $6,423,000 or 20.8% of sales in the third quarter of 2000 versus $5,902,000 or 25.3% of sales in the third quarter of 1999.

INTEREST EXPENSE (INCOME) AND OTHER, NET

     Interest expense (income) and other, net increased to 2.9% of sales in the third quarter of 2000 from 1.1% of sales in the third quarter of 1999. The increase was due to the increased use of the bank line to fund the inventory build for a larger company, as well as the financing costs of the acquisition.

EXTRAORDINARY LOSS

     The Company recognized a non-recurring extraordinary loss of $368,000 net of tax, or $.05 per share in the third quarter of 2000, as a result of an early termination penalty for exiting the prior line of credit.

NET LOSS

     As a result of the foregoing, the net loss increased to $4,856,000 in the third quarter of 2000 from $3,884,000 in the third quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Seasonal working capital requirements have been met primarily through short-term bank borrowings.

     At October 28, 2000, cash and investments decreased $2,606,000 from the prior year-end. This was primarily due to seasonal operating losses, historically incurred in the first three fiscal quarters.

     Compared to the third quarter in the prior year, cash and investments remained flat. The increase in short-term borrowings, accounts payable and inventories was due to the acquisition of World of Science, Inc. on September 11, 2000.

     During the remainder of fiscal 2000, the Company plans to open 2 new stores and, during the holiday season, approximately 5 more stores in temporary locations. The Company anticipates that cash for the remainder of 2000 will primarily be used for capital expenditures and to purchase merchandise inventory for new and acquired stores and temporary locations, as well as to purchase inventory for the Company's existing stores, particularly prior to and during the peak holiday selling season.

     In fiscal 1997 the Board of Directors of the Company authorized the repurchase of up $2,000,000 of Natural Wonders outstanding common stock. As of October 28, 2000, the Company had repurchased 365,957 shares of Natural Wonders common stock at a total cost of $1,297,000 including $16,000 during 2000. The Company did not repurchase any common stock in the third quarter and does not currently intend to purchase any more shares of common stock this year.

                                     9 of 14

     The Company replaced it's $30,000,000 credit line with a 3-year $50 million senior revolving credit facility with a new commercial bank, effective September 11, 2000, for the purpose of financing seasonal working capital needs and the acquisition of World of Science, Inc. The new line provides for revolving advances up to 100% until December 16, 2000 (90% after that date) of the net recovery value of eligible inventory, or the maximum credit line. As of October 28, 2000, borrowings under the line were $42,953,000, with an additional $4,047,000 available. The line includes up to $20,000,000 for the issuance of commercial and standby letters of credit. The Company has the option of choosing interest payable at a rate based on LIBOR plus 2.25-2.75% or a rate equal to the bank's prime rate. The agreement contains restrictive covenants, which include reaching certain EBITDA and sales targets and requiring bank consent for the payment of dividends. The agreement also includes certain prepayment penalties.

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






                                    10 of 14

                                 FUTURE RESULTS
                                 --------------

     This report contains forward-looking statements regarding, among other matters, the Company's future strategy, store opening and closing plans, availability of financing and cash flows, as well as merchandising strategy and growth plans. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements address matters which are subject to a number of risks and uncertainties. In addition to the general risks associated with the operation of specialty retail stores in a highly competitive environment, the success of the Company will depend on a variety of factors relating to consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and taxation. The Company's continued growth also depends upon the demand for its products, which in turn is dependent upon various factors, such as the introduction and acceptance of new products and the continued popularity of existing products, as well as the timely supply of all merchandise. Reference is made to the Company's filings with the Securities and Exchange Commission for further discussion of risks and uncertainties regarding the Company's business.

MARKET RISK
-----------

     The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not a party to any interest rate risk management transactions. The Company does not purchase or hold any derivative financial instruments.







                                    11 of 14

PART II. OTHER INFORMATION

ITEM 1. EXHIBITS AND REPORTS ON FORM 8-K

   a.   EXHIBITS

        Exhibit 10.35 Natural Wonders, Inc. 15% Convertible Subordinated Debenture No. 001, Renaissance Capital Group, Inc.

        Exhibit 10.35.1 Warrant, To Purchase Shares of Common Stock of Natural Wonders, Inc. 60,000 Shares, Michelle A. Facktor

        Exhibit 10.36 Natural Wonders, Inc. 15% Convertible Subordinated Debenture No. 002, Centennial Associates, L.P.

        Exhibit 10.36.1 Warrant, To Purchase Shares of Common Stock of Natural Wonders, Inc. 37,500 Shares, Centennial Associates, L.P.

        Exhibit 10.37 Natural Wonders, Inc. 15% Convertible Subordinated Debenture No. 003, Julius Jensen III

        Exhibit 10.37.1 Warrant, To Purchase Shares of Common Stock of Natural Wonders, Inc. 7,500 Shares, Julius Jensen III

        Exhibit 10.38 Natural Wonders, Inc. 15% Convertible Subordinated Debenture No. 004, Raymond James and Associates, Inc.

        Exhibit 10.38.1 Warrant, To Purchase Shares of Common Stock of Natural Wonders, Inc. 37,500 Shares, Raymond James and Associates, Inc.

        Exhibit 10.39 Natural Wonders, Inc. 15% Convertible Subordinated Debenture No. 005, Peter G. Hanelt.

        Exhibit 10.39.1 Warrant, To Purchase Shares of Common Stock of Natural Wonders, Inc. 37,500 Shares, Peter G. Hanelt

        Exhibit 11.1       Computation of Per Share Loss

        Exhibit 27         Financial Data Schedule




                                    12 of 14

B.   REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on September 26, 2000, which included a copy of a press release dated September 11, 2000, announcing the successful completion of the acquisition of World of Science, Inc. wherein Natural Wonders purchased all of the issued and outstanding shares of common stock of World of Science, Inc. for $1.15 cash per share.

     The Company filed a report on Form 8-K/A on November 13, 2000 indicating that an 8-K/A, with the required financial statements, would be filed on November 27, 2000.

     The Company filed a report on Form 8-K/A on November 28, 2000, amending
     Item 7, to include the requisite financial statements of the business acquired and pro forma financial information.





                                    13 of 14

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  December 12, 2000
                                    NATURAL WONDERS, INC.
                                    (Registrant)


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